Form 10-Q
period 2010-06-30
Furiex Pharmaceuticals, Inc.
filed 2010-08-12
CIK 1484478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission File Number 001-34641

FURIEX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1197863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3900 Paramount Parkway, Suite 150

Morrisville, North Carolina

(Address of principal executive offices)

27560

(Zip Code)

Registrant’s telephone number, including area code: (919) 456-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,881,340 shares of common stock, par value $0.001 per share, as of July 30, 2010.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FURIEX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue:
Milestones	$—	$7,500	$5,000	$7,500
Royalties	68	547	68	777
Service	94	12	256	75
Other	—	54	—	54

Total revenue	162	8,113	5,324	8,406

Direct expenses	85	5	187	21
Research and development expenses	585	13,360	1,575	20,234
Selling, general and administrative expenses	480	2,815	819	4,779
Depreciation and amortization	3	34	5	68

Total operating expenses	1,153	16,214	2,586	25,102

Operating income (loss)	(991)	(8,101)	2,738	(16,696)
Other income	31	—	31	5

Income (loss) from continuing operations before provision for income taxes	(960)	(8,101)	2,769	(16,691)
Provision for income taxes	—	2	—	2

Income (loss) from continuing operations	(960)	(8,103)	2,769	(16,693)
Income (loss) from discontinued operations, net of income taxes	29,927	(3,043)	29,381	(5,133)

Net income (loss)	$28,967	$(11,146)	$32,150	$(21,826)

Income (loss) from continuing operations per basic and diluted share	$(0.10)	$(0.82)	$0.28	$(1.69)

Income (loss) from discontinued operations, net of income taxes per basic and diluted share	$3.03	$(0.31)	$2.97	$(0.52)

Net income (loss) per basic and diluted share	$2.93	$(1.13)	$3.25	$(2.21)

Weighted-average shares used to compute net income (loss) per basic and diluted share (1) :	9,881	9,881	9,881	9,881

(1)	See discussion of share computation at Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

Assets

	December 31, 2009	June 30, 2010

Current assets:
Cash and cash equivalents	$—	$99,097
Accounts receivable and unbilled services	561	8,047
Prepaid expenses	41	87
Other current assets	3,464	75
Current assets of discontinued operations	1,969	—

Total current assets	6,035	107,306

Property and equipment, net	—	202
Goodwill	49,116	49,116
Long-term assets of discontinued operations	726	—

Total assets	$55,877	$156,624

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$75	$333
Accrued expenses	3,350	5,894
Current liabilities of discontinued operations	3,139	—

Total current liabilities	6,564	6,227

Other long-term liabilities	—	201
Long-term liabilities of discontinued operations	43	—

Total liabilities	6,607	6,428

Commitments and contingencies (Note 8)

Common stock, $0.001 par value, authorized 40,000,000 shares; 9,881,340 shares issued and outstanding at June 30, 2010	—	10
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued and outstanding at June 30, 2010	—	—
Paid-in capital	—	152,497
Pharmaceutical Product Development, Inc. net investment	49,270	—
Accumulated deficit	—	(2,311)

Total shareholders’ equity	49,270	150,196

Total liabilities and shareholders’ equity	$55,877	$156,624

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common stock	Par value	Paid-in capital	Accumulated deficit	Parent Company Investment	Total
Balance December 31, 2009	—	$—	$—	$—	$49,270	$49,270
Net transfers from parent	—	—	—	—	16,046	16,046
Net liability retained by parent	—	—	—	—	6,637	6,637
Stock compensation expense	—	—	69	—	—	69
Contribution of cash and cash equivalents from parent	—	—	—	—	100,000	100,000
Contribution of net operating assets and liabilities to Furiex
Pharmaceuticals, Inc. and issuance of common shares to Pharmaceutical Product Development, Inc shareholders	9,881	10	152,428	—	(152,438)	—
Net loss	—	—	—	(2,311)	(19,515)	(21,826)

Balance June 30, 2010	9,881	$10	$152,497	$(2,311)	—	$150,196

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2010
Cash flows from operating activities:

Net income (loss)	$32,150	$(21,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	633	1,129
Gain on sale of business	(35,505)	—
Change in operating assets and liabilities:
Accounts receivable and unbilled services, net	985	(7,486)
Prepaid expenses and other current assets	24	1,842
Other long-term liabilities	—	201
Accrued income tax	(1)	—
Accounts payable	(924)	258
Accrued expenses	(1,697)	(624)
Deferred rent	78	(43)
Unearned income	(470)	—

Net cash used in operating activities	(4,727)	(26,549)

Cash flows from investing activities:

Purchases of property and equipment	(302)	(460)
Net cash paid for acquisition	(12,092)	—
Changes in restricted cash	(1,835)	—
Proceeds from sale of business	42,095	3,464

Net cash provided by investing activities	27,866	3,004

Cash flows from financing activities:

Net change in investment from parent	(23,112)	22,636
Cash contributed by parent	—	100,000

Net cash (used in) provided by financing activities	(23,112)	122,636

Net increase in cash and cash equivalents	27	99,091

Cash and cash equivalents, beginning of the period (2)	—	6

Cash and cash equivalents, end of the period	$27	$99,097

(2)	Cash and cash equivalents related to discontinued operations. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies

Organization and Business Description

In October 2009, the Board of Directors of Pharmaceutical Product Development, Inc. (“PPD” or the “Parent Company”) authorized management of PPD to proceed with preparations to spin-off its compound partnering business, previously part of the discovery science segment of PPD, from its contract research organization, or CRO, business. In order to carry out the proposed spin-off of the compound partnering business, PPD formed a new wholly-owned subsidiary, Furiex Pharmaceuticals, Inc., a Delaware corporation (“Furiex” or the “Company”), into which PPD transferred the compound partnering business, including assets, employees, intellectual property rights and liabilities comprising that business, and $100.0 million in cash, as of the closing date of the spin-off, June 14, 2010, with the exception of the dermatology therapeutic discovery unit and any spin-off related expense which remained with PPD. PPD effected the spin-off through a tax-free, pro-rata dividend distribution of all of the shares of the Company to PPD shareholders. PPD received a private letter ruling from the Internal Revenue Service regarding the tax-free nature of the spin-off. PPD does not have any ownership or other form of equity interest in the Company following the spin-off.

In connection with the spin-off, the Company and PPD entered into a series of agreements, including a separation and distribution agreement, transition services agreement, sublease and license agreements, employee matters agreement, tax sharing agreement and a master development services agreement.

Furiex is a drug development company that continues the compound partnering business started by PPD in 1998. The goal of compound partnering is to in-license from, or form strategic alliances with, pharmaceutical and biotechnology companies to develop therapeutics in which the risks and rewards are shared. The Company’s operations are headquartered in Morrisville, North Carolina.

The significant accounting policies followed by the Company in this Quarterly Report on Form 10-Q are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated financial statements in accordance with the Securities and Exchange Commission’s Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated financial statements should be read in conjunction with the combined financial statements and notes for the year ended December 31, 2009 which can be found in the Information Statement attached as Exhibit 99.1 to the Company’s registration statement on Form 10 filed with the Securities and Exchange Commission on May 27, 2010.

Basis of Accounting and Combination

The accompanying consolidated financial statements have been derived from the consolidated financial statements and accounting records of PPD from the historical cost basis of the assets and liabilities of the various activities that reflect the consolidated results of operations, financial condition and cash flows of the discovery sciences segment of PPD, prior to the closing date of the spin-off. All the business components of the discovery sciences segment have been included in the historical statements because they were managed by common segment management, and because they reflect the historical performance of PPD segment management.

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies - continued

Because a direct ownership relationship did not exist among all the components comprising the Company, PPD’s net investment in the Company is shown in lieu of shareholder’s equity in the consolidated financial statements prior to the spin-off. The net investment account for 2009 represents the cumulative investments in, distributions from and earnings (loss) of the Company.

Prior to the spin-off, all cash was held and managed by PPD. Accordingly, cash used to pay the Company’s expenses or cash collected from collaboration agreements, royalties or customer contracts by PPD on behalf of the Company was recorded as an increase or decrease in PPD’s net investment, with the exception of a small amount of petty cash that was part of an acquisition in 2009 that is included in the consolidated balance sheet as of December 31, 2009.

In 2009, PPD completed its disposition of Piedmont Research Center, LLC and PPD Biomarker Discovery Sciences, LLC, both of which were included in the discovery sciences segment of PPD. Due to the unique service offerings of these two subsidiaries, PPD determined these business units were no longer a long-term strategic fit and elected to sell them. In May 2010, PPD discontinued the operations of its wholly owned subsidiary, PPD Dermatology, Inc., due to unfavorable efficacy data associated with the MAG-131 program which made up a large portion of the dermatology program. These business units are recorded as discontinued operations in the statements of operations. Additionally, the discovery sciences segment of PPD included pre-clinical consulting services that are not being offered by Furiex after the spin-off. All rights and obligations related to pre-clinical consulting services and the definitive purchase agreements related to Piedmont Research Center, LLC, PPD Biomarker Discovery Sciences, LLC and PPD Dermatology, Inc. were retained by PPD.

The Company was allocated certain expenses from PPD, such as executive oversight, risk management, accounting, tax, legal, investor relations, human resources, information technology, and facilities services and depreciation, but was not allocated the underlying productive assets, such as certain information systems equipment, furniture and facilities that were not assigned to the Company but from which the Company benefited. Such expenses have been included in the consolidated financial statements as expense allocations from PPD for periods prior to the spin-off. The basis of these allocations includes full-time equivalent employees for the respective periods presented and square footage of occupied space. See Note 9 for further discussion of the allocations.

Management believes that the assumptions and allocations underlying the consolidated financial statements are reasonable. The financial information in these consolidated financial statements does not include all of the expenses that would have been incurred had the Company been a separate, stand-alone publicly traded entity prior to the spin-off. The consolidated financial statements include the operations of Piedmont Research Center, LLC, PPD Biomarker Discovery Sciences, LLC, and PPD Dermatology, Inc. Pre-clinical consulting services were not contributed to the Company at the time of the spin-off. As such, the financial information herein does not reflect the consolidated results of operations or cash flows of the Company had it been a separate, stand-alone entity during the periods presented.

Use of Estimates in Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies - continued

Earnings Per Share

The net income (loss) per basic and diluted share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the reporting period. For all periods presented, the computation of net income (loss) per basic and diluted share and the weighted-average shares outstanding are calculated based on the 9,881,340 shares issued in connection with the spin-off on June 14, 2010. The calculation of net income (loss) per diluted share is the same as net income (loss) per basic share since the inclusion of any potentially dilutive securities would be anti-dilutive. All potentially dilutive securities relate to stock options issued as part of the Company’s share-based compensation plan.

Revenue Recognition

The Company generates revenue in the form of upfront payments, development and regulatory milestone payments, royalties and sales-based milestone payments in connection with the out-licensing of compounds. The payment of future milestones and royalties will depend on the success of the Company’s compound development and the Company’s collaborators’ success in developing and commercializing compounds. Upfront payments are generally paid within a short period of time following the execution of an out-license and collaboration agreement. Milestone payments are typically one-time payments to the Company triggered by the collaborator’s achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission approval. Royalties are payments received by the Company based on net product sales of a collaborator. Sales-based milestone payments are typically one-time payments to the Company triggered when aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. The Company recognizes upfront payments, development and regulatory payments, royalty payments, and sales-based milestone payments from its collaborators when the event which triggers the obligation of payment has occurred, there is no further obligation on the Company’s part in connection with the payment, and collection is reasonably assured.

The Company has also historically recorded revenue from service contracts, other than time-and-material contracts, on a proportional performance basis. To measure performance under these contracts on a given date, the Company compared effort expended to date to the estimated total effort to be expended to complete the contract using metrics such as the number of units to be delivered. Changes in the estimated total effort required to complete a contract without a corresponding proportional change to the contract value resulted in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate was determined. For time-and-material contracts, the Company recognized revenue as hours were worked, multiplied by the applicable hourly rate. All service contracts remained with PPD.

Separation Costs

The Company has incurred legal, tax and other costs specifically associated with the spin-off, which are recorded as a component of selling, general and administrative expenses. These amounts for the three and six month periods ended June 30, 2010 were $1.3 million and $2.6 million, respectively.

Concentration of Credit Risk

The Company’s collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. One collaborator accounted for the majority of the Company’s revenue for the six months ended June 30, 2009. A different collaborator accounted for the majority of the Company’s revenue for the six months ended June 30, 2010. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Two collaborators accounted for 100% of the Company’s receivable balance as of June 30, 2010.

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies - continued

Research and Development Expenses

Research and development costs consist primarily of costs associated with pre-clinical studies and the clinical trials of the Company’s product candidates, development materials, patent costs, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work, consulting services, and an allocation of facility and information technology costs. The Company charges research and development costs to operations as incurred, and discloses them in the consolidated statements of operations. These costs include clinical research services provided by PPD, pre-clinical testing and clinical drug manufacturing provided by third parties, the direct cost of the Company’s personnel managing the programs and upfront and milestone payments to the Company’s collaborators. All research and development costs for the Company’s drug candidates and external collaborations are expensed as incurred.

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the year, plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial reporting and tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when changes are enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Due to the historical losses from the Company’s operations, a full valuation allowance on deferred tax assets has been recorded.

Share-Based Compensation

The Company recognizes compensation expense using a fair-value based method for costs related to stock options and other share-based compensation. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.

Recent Accounting Pronouncements

In March 2010, the Emerging Issues Task Force of the Financial Accounting Standards Board, or FASB, issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This consensus will apply to milestones in single or multiple-deliverable arrangements involving research and development transactions, and will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

2.	Spin-off from Pharmaceutical Product Development Inc.

On June 14, 2010, PPD spun off its compound partnering business through the spin-off of Furiex. PPD contributed substantially all of the compound partnering business components of the discovery sciences segment and $100 million of cash to Furiex. All outstanding shares of Furiex were then distributed to PPD shareholders of record on June 1, 2010 as a pro-rata, tax-free dividend of one share of Furiex common stock for every twelve shares of PPD’s common stock.

In connection with the spin-off, PPD and Furiex entered into a series of agreements, including a separation and distribution agreement, transition services agreement, sublease and license agreements, employee matters agreement, tax sharing agreement and a master development services agreement.

The total amount of the Furiex contribution of $152.4 million was based on the book value of the net assets that were transferred to Furiex in connection with the spin-off, as follows:

2010
Net book value of assets transferred:
Cash	$100,000
Accounts receivable	7,705
Prepaid expenses	100
Property and equipment, net	18
Goodwill	49,116
Accounts payable	(758)
Accrued expenses and other current liabilities	(3,542)
Long-term liabilities	(201)

Net assets transferred	$152,438

3.	Acquisitions and Dispositions

Magen Biosciences, Inc.

In April 2009, PPD acquired 100 percent of the outstanding equity interests of Magen BioSciences, Inc., or Magen, a biotechnology company focused on the development of dermatologic therapies, for total consideration of $14.9 million. Of this amount, PPD paid $13.1 million at closing and deposited the remaining $1.8 million into an escrow account to secure indemnification claims. None of the business assets or liabilities of Magen, including the funds in the escrow account, were contributed to the Company in the spin-off, and all rights and liabilities remained with PPD after the spin-off on June 14, 2010.

Acquisition costs related to Magen were $0.2 million and were included in selling, general and administrative expenses in the consolidated statements of operations.

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

3.	Acquisitions and Dispositions - continued

PPD accounted for this acquisition under the purchase method of accounting. Accordingly, the purchase price for this acquisition was allocated to the estimated fair value of assets acquired and liabilities assumed, which are set forth in the following table:

Magen
Assets acquired:
Current assets, including cash of $939	$2,991
Net property and equipment	609
Goodwill	3,987
Value of identifiable intangible assets:
In-process research and development	10,361

Total assets acquired	$17,948

Liabilities assumed:
Current liabilities	3,082

Total liabilities assumed	3,082

Net assets acquired	$14,866

The acquired in-process research and development listed above was related solely to the MAG-131 research program. PPD filed an Investigational New Drug application, or IND, for MAG-131 in October 2009 but subsequently suspended the program for that compound due to unfavorable efficacy data that was discovered in late 2009. As a result, PPD evaluated the asset for impairment and determined the asset was impaired and recorded a charge of $10.4 million as of December 31, 2009. As described below, PPD discontinued the operations of its wholly owned subsidiary PPD Dermatology, Inc., formerly Magen Biosciences, Inc.

Piedmont Research Center, LLC and PPD Biomarker Discovery Sciences, LLC

In May 2009, PPD completed its disposition of substantially all of the assets of its wholly owned subsidiary Piedmont Research Center, LLC for total consideration of $46.0 million. The purchaser had an indemnification holdback of $3.5 million which PPD had included as a component of other current assets. PPD received this additional payment in the first quarter of 2010. Piedmont Research Center, LLC provided pre-clinical research testing services for clients with anti-cancer and other therapeutic candidates.

In December 2009, PPD completed its disposition of PPD Biomarker Discovery Sciences, LLC for total consideration of $0.1 million and the right to receive a percentage of future revenues. This right remained with PPD as part of the spin-off. PPD Biomarker Discovery Sciences, LLC provided biomarker discovery services.

Discontinued Operations

Due to the unique service offerings of Piedmont Research Center, LLC and PPD Biomarker Discovery Sciences, LLC, PPD determined these business units were no longer a long-term strategic fit and elected to sell them. As a result, these business units are shown as discontinued operations for 2009.

Due to unfavorable efficacy data associated with the MAG-131 program, PPD discontinued the operations of its wholly owned subsidiary PPD Dermatology, Inc. As a result, this business unit is shown as discontinued operations for 2009 and 2010.

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

3.	Acquisitions and Dispositions - continued

The results of these business units are reported as discontinued operations within the consolidated statements of income as set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Revenue	$606	$—	$4,696	$—

Gain on sale of business	35,505	—	35,505	—
Loss from discontinued operations	(5,578)	(3,043)	(6,124)	(5,133)

Income (loss) from discontinued operations, net of income taxes	$29,927	$(3,043)	$29,381	$(5,133)

Included in the consolidated balance sheet as of December 31, 2009 were the following assets and liabilities related to discontinued operations:

Current assets of discontinued operations:
Cash and cash equivalents	$6
Prepaid expenses	128
Other current assets	1,835

Total current assets of discontinued operations	$1,969

Total long-term assets of discontinued operations:
Property and equipment, net	$726

Total current liabilities of discontinued operations:
Accrued expenses	$3,139

Total long-term liabilities of discontinued operations:
Deferred rent	$43

4.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

	December 31, 2009	June 30, 2010
Billed	$551	$8,047
Unbilled	10	—

Total accounts receivable and unbilled services	$561	$8,047

The Company did not record a provision for doubtful accounts as of December 31, 2009 and June 30, 2010 based on its assessment of collection risks.

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

5.	Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31, 2009	June 30, 2010
Fixed assets not placed in service	$—	$14
Furniture and equipment	—	30
Computer equipment and software	—	174

Total property and equipment	—	218
Less accumulated depreciation	—	(16)

Total property and equipment, net	$—	$202

6.	Goodwill and Intangible Assets

The Company reviews goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. This analysis utilizes a discounted cash flow method using the expected future inflows and outflows of the business and an appropriate discount rate. Based on the review as of October 1, 2009, the Company’s fair value was in excess of carrying value.

The fair value of goodwill could be materially impacted by future adverse changes such as future declines in operating results, a decline in the valuation of pharmaceutical and biotechnology company stocks, including the valuation of the Company’s own common stock, a further significant slowdown in the worldwide economy or the pharmaceutical and biotechnology industry, failure to meet the performance projections included in forecasted operating results or the delay or abandonment of any research and development programs.

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2009 and the six months ended June 30, 2010 were as follows:

Total
Balance as of January 1, 2009	$45,129
Goodwill recorded for acquisition	3,987

Balance as of December 31, 2009	$49,116
Year-to-date activity	—

Balance as of June 30, 2010	$49,116

7.	Shareholders’ Equity

The Company recognizes compensation expense using a fair-value based method for costs related to stock options and other share-based compensation. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period. Prior to the spin-off, the Company adopted an equity incentive plan, the Furiex Pharmaceuticals, Inc. 2010 Stock Plan (the “Plan”). The Company is authorized to issue a total of 1,778,641 shares under the plan.

The Company’s Plan is intended to provide incentives to employees, directors and consultants through the issuance of common stock-based awards, including restricted stock, stock options, stock appreciation rights and other equity based awards.

During the six months ended June 30, 2010, the Company granted 839,641 stock options to employees, directors, and consultants, with a weighted-average exercise price of $9.11. All options were granted with an exercise price

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

7.	Shareholders’ Equity - continued

equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the most recent Nasdaq closing price of the Company’s stock on the date of grant.

The weighted-average grant date fair value per share was determined using the Black-Scholes option-pricing method and the aggregate fair value of options granted during the six months ended June 30, 2010 was $5.96 and $5.0 million, respectively. Expected option lives were based on the simplified method and volatilities used in fair valuation calculations are based on a benchmark of peer companies with similar expected lives. Related expense is recognized on a straight-line basis over the vesting period. Share-based compensation expense recognized for Company employees, directors, and consultants under the Plan included in the statements of operations for the period ended June 30, 2010 was $68,979.

Share-based compensation expense recognized for Company employees, under PPD’s stock compensation plan included in the statements of operations for the three and six month periods ended June 30, 2009, was $114,359 and $420,363, respectively. Share-based compensation expense (credit) recognized for Company employees, under PPD’s stock compensation plan prior to the spin-off date of June 14, 2010 included in the statements of operations for the three and six month periods ended June 30, 2010, was $(29,734) and $108,377, respectively.

As of June 30, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to employees, directors, and consultants was approximately $4.6 million, and will be recognized over a weighted-average period of 2.81 years. As of June 30, 2010, the Company had options outstanding to purchase an aggregate of 839,641 shares of its common stock.

8.	Commitments and Contingencies

As of June 30, 2010, the Company had three collaborations that involve potential future expenditures. The first is its collaboration with Alza Corporation, or Alza, for Priligy™. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company, or Lilly, of 5% on annual net sales of the compound in excess of $800.0 million. If the related triggering events and product sales occur, the Company is entitled to receive from Alza future regulatory milestone payments of $15.0 million, sales-based milestone payments of up to $50.0 million, and royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volume increases, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume. There are currently no ongoing costs of development for this compound.

The second collaboration involving future expenditures is with Janssen-Cilag Pharmaceutica, N.V., or Janssen-Cilag, which includes two separate agreements involving the Fluoroquinolone (JNJ-Q2) and MuDelta compounds. The expenses associated with the development of the Company’s in-licensed compounds from Janssen-Cilag are expected to be between $70.0 and $80.0 million over the next two years. At the completion of Phase II of each compound, Janssen-Cilag will have the option to continue development and commercialization of each compound. In exchange, the Company may receive, for each compound, up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages as sales volume increase. At this point in time, potential sales of any of these compounds, as well as the time sales might begin, are too uncertain to forecast with any degree of accuracy.

The third collaboration involving future expenditures is with Ranbaxy Laboratories, Ltd., or Ranbaxy, for a novel statin compound (PPD-10558). If the Company develops this product and it attains regulatory approval, and in addition, the product meets specific commercialization and sales milestones, the total amount of potential clinical and sales-based milestones that the Company is obligated to pay Ranbaxy would be $43.0 million. The Company

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

8.	Commitments and Contingencies - continued

would also be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. The Company will be solely responsible and will bear all costs and expenses for the development, manufacture, and marketing of the compound and licensed products. If advanced, the estimated costs of development could be $10.0 to $20.0 million over the next one to two years.

9.	Related Party Transactions

Corporate Overhead Allocations

For the periods prior to June 14, 2010, the Company’s operations were fully integrated with PPD, including executive services, finance, treasury, corporate income tax, human resources, information technology, facilities, legal services and investor relations services. The accompanying consolidated financial statements reflect the application of estimates and allocations of operating expenses. Management believes the methods used to allocate these operating expenses are reasonable. The allocation methods included relative time devoted by executive management to the Company’s business, and related benefit received by the Company for other services.

Allocations of expense for these services were $0.03 million and $0.3 million associated with continuing operations and $0.1 million and $0.2 million associated with discontinued operations for the three months ended June 30, 2009 and 2010, respectively. Allocations of expense for these services were $0.05 million and $0.6 million associated with continuing operations and $0.3 million and $0.5 million associated with discontinued operations for the six months ended June 30, 2009 and 2010, respectively. These allocations are reflected in the accompanying consolidated statements of operations.

Research and Development Services

PPD performed drug development work for the Company, and the expenses related to these services are included in research and development expenses in the accompanying consolidated set of financial statements. Such amounts were $1.1 million and $6.1 million for the three months ended June 30, 2009 and 2010, respectively and were $1.2 million and $8.4 million for the six months ended June 30, 2009 and 2010, respectively.

Cash Transferred from Parent for Acquisitions

During 2009, PPD acquired Magen Biosciences, Inc. (see Note 3) and entered into the Janssen-Cilag collaboration (see Note 8). These transactions were funded by PPD through transfers of $21.5 million in cash and assets to the Company.

Transfer of Proceeds from Sale of Business

As discussed in Note 3, PPD disposed of Piedmont Research Center, LLC during 2009. The cash proceeds of $3.5 million received from this transaction in 2010 for the payment of an outstanding escrow account were transferred to PPD.

10.	Segment and Related Information

The Company’s business consists of compound partnering activities. Accordingly, the Company operates in one reportable business segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains forward-looking statements. All statements other than statements of historical facts are forward-looking statements, including any projections of milestones, royalties or other financial items, any statements of the plans and objectives of management for the future operations, any statements concerning research and development, proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes”, “might”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential” or “continue”, or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors included in the Information Statement attached as Exhibit 99.1 to our registration statement on Form 10 filed with the Securities and Exchange Commission on May 27, 2010.

About Furiex Pharmaceuticals

We are a drug-development collaboration company that uses innovative, clinical development strategies to increase the value of partnered pharmaceutical assets and accelerate their development timelines. We collaborate with pharmaceutical and biotechnology companies to increase the value of their early stage drug candidates by applying our novel approach to drug development that we believe expedites research and development decision-making and can shorten drug development timelines. We share the risk with our collaborators by running and financing drug development up to agreed clinical milestones, and in exchange, we share the potential rewards, receiving milestone and royalty payments for any successful drug candidates. This business model is designed to help feed product pipelines and deliver therapies to improve lives.

Our Business Strategy

Our strategy is to leverage our drug development experience to in-license, develop and partner novel early stage drug candidates that address medical conditions with large unmet markets. We look to invest in drugs whose targets have scientific or clinical validation, and to study disease indications that have a relatively straightforward path to regulatory approval and a large potential addressable market. Every potential drug candidate is subjected to a rigorous due diligence review process by our team of experts who possess experience in all aspects of the drug development process. This approach has enabled us to build what we believe is a strong, diversified product portfolio. We plan to continue to build our pipeline by identifying promising compounds and strong partners in the pharmaceutical and biotechnology sectors.

The Spin-Off

On June 14, 2010 we became an independent company upon the spin-off by Pharmaceutical Product Development, Inc., or PPD. As part of and prior to the spin-off, PPD transferred $100 million in cash to us and current accounts receivable and payable associated with the compound partnering business, as reflected in our June 30, 2010 balance sheet. The net working capital at the time of the spin-off included accounts receivable of $7.7 million of which $7.5 million was associated with a milestone payment earned upon regulatory and pricing approval of Nesina® in Japan and $4.3 million in accounts payable, accrued expenses and other current liabilities which were predominantly owed to third party vendors other than PPD.

Our Portfolio

We have what we believe is a strong, diversified portfolio of products at various stages of development. We are eligible to receive regulatory milestone payments plus worldwide sales royalty and milestone payments for both Priligy™ and Nesina, which are currently marketed outside of the United States, and for which we have no further cost or development obligations. In addition, we have three pipeline products in development.

Marketed Products

Priligy

Priligy (dapoxetine) is a drug in tablet form specifically indicated for the “on-demand” treatment of premature ejaculation, or PE, and is the first oral medication to be approved for this condition. PE is a distressing sexual dysfunction that can develop at any time of a man’s life. The reported percentage of men affected with PE at some point during their lives ranges from 4% to 30%, depending on the methodology and criteria used in studies to evaluate the prevalence of this condition.

Priligy is a unique, short-acting, selective serotonin reuptake inhibitor, or SSRI, designed to be taken only when needed, one to three hours before sexual intercourse, rather than every day. It has been evaluated in five randomized, placebo-controlled Phase III clinical trials involving more than 6,000 men with PE. There are additional studies ongoing with this product in the United States, Europe and Asia-Pacific regions.

Priligy is approved in a number of regions outside the U.S., including countries within Europe, Asia-Pacific and Latin America. Priligy is licensed by us to Alza Corporation, or Alza, and marketed by Alza’s affiliate Janssen-Cilag Pharmaceutica, N.V., or Janssen-Cilag. Under our license agreement with Alza, we have the right to receive up to $15.0 million in additional regulatory milestone payments, up to $50.0 million in sales-based milestone payments, and sales-based royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volume increases, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume based on the level of Priligy sales worldwide. We must pay Eli Lilly and Company, or Lilly, from whom we originally licensed the drug, a royalty of 5% on annual sales in excess of $800.0 million.

On May 18, 2010, we were granted U.S. Patent No. 7,718,705 covering the method for treatment of PE by dosing dapoxetine on an as-needed basis. These claims capture the advantage dapoxetine has over other compounds in the same class. Unlike other SSRIs, dapoxetine’s effects on PE are evident with one dose, allowing dapoxetine to be dosed on an “as-needed” basis. The patent should provide protection for the treatment of PE using dapoxetine in the United States until 2022. We have received grants of similar patent claims in over 45 countries around the world including major and emerging markets.

Nesina

Nesina (alogliptin) is a member of a relatively new class of drugs for the oral treatment of Type-2 diabetes, or T2D. Nesina is a highly selective dipeptidyl dipeptidase-4, or DPP-4, inhibitor that slows the inactivation of hormones, known as incretins, which play a major role in regulating blood sugar levels and might improve pancreatic function. Pivotal trials have demonstrated that Nesina was well-tolerated when given as a single daily dose and it significantly improved glycemic control in T2D patients without raising the incidence of hypoglycemia. Additionally, Nesina has been shown to enhance glycemic control when used in combination with other commonly prescribed diabetes drugs. Takeda Pharmaceutical Company Limited, or Takeda, the developer of Nesina, has filed two New Drug Applications, or NDAs, with the U.S. Food and Drug Administration, or FDA, one for Nesina and one for the fixed dose combination of Nesina and Actos®. Takeda received complete responses from the FDA for both NDAs, requesting Takeda conduct an additional cardiovascular safety outcome trial to satisfy the FDA’s December 2008 guidance on anti-diabetic therapies. That trial is ongoing.

Nesina received regulatory and pricing approval in Japan during the second quarter of 2010. Takeda has also filed a marketing application for its use in a fixed dose combination with Actos in Japan. We recorded a $7.5 million milestone payment as a result of Nesina’s approval in Japan. PPD transferred the account receivable associated with this milestone to us as part of the spin-off, and we received the cash in July 2010. We will be entitled to receive up to $45.0 million in future regulatory milestone payments, and up to $33.0 million in sales-based milestone payments, if targets are achieved. In addition, we are entitled to receive payments on worldwide sales of Nesina based on royalty rates of 7% to 12% in the U.S., 4% to 8% in Europe and Japan and 3% to 7% in regions other than the U.S., Europe or Japan. These royalty payments are subject to a reduction of up to 0.5% for a portion of royalties and another up to 0.5% for milestone payments by Takeda to a licensor for intellectual property related to Nesina. Based on the pricing approval in Japan during the second quarter of 2010, we recognized royalties on sales of Nesina in Japan for the three months ended June 30, 2010 in accordance with the contractually agreed upon royalty percentages with Takeda.

Compounds in Development

MuDelta

Diarrhea-predominant irritable bowel syndrome, or IBS-d, affects approximately 12% of the U.S. population and is characterized by chronic abdominal pain and frequent diarrhea. Studies have demonstrated that IBS-d is associated with work absenteeism, high medical costs and low quality of life. We believe that the market for prescription treatments for IBS-d is underserved due to the limited number of available treatments and the adverse side effects associated with those treatments.

MuDelta is a novel agent that is being studied for the treatment of IBS-d. It is a mu-opioid receptor agonist and a delta-opioid receptor antagonist. Because it is poorly absorbed and acts locally in the digestive tract, we believe it should have a low risk of systemic side effects. The early pre-clinical and Phase I clinical data for MuDelta suggest that it may provide effective relief for both the pain and diarrheal symptoms of IBS-d. In the second quarter of 2010, we commenced a Phase II proof-of-concept study of MuDelta in patients with IBS-d.

We have entered into a development and license agreement with Janssen-Cilag, under which Janssen-Cilag has the right to continue development and commercialization of the product after we complete Phase II development. In that case, we may receive up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages based on worldwide sales. If Janssen-Cilag does not take over development and commercialization, and if we then elect to progress development of the product, we will owe Janssen-Cilag milestones and royalties.

Fluoroquinolone (JNJ-Q2)

Community-acquired bacterial pneumonia, or CABP, and complicated skin and skin structure infections, or cSSSI, are a growing public health threat because of increasing drug resistance of their common causes. Methicillin-resistant staphylococcus aureus, or MRSA, infections are of particular concern because they represent over 60% of staphylococcus aureus, or staph, infections and if bacteremia occurs are associated with high mortality rates (10%-50%).

JNJ-Q2 is a novel broad-spectrum fluoroquinolone antibiotic with potent activity against MRSA and a low propensity for development of drug resistance. It also has highly potent activity against strains of streptococcus pneumonia that are resistant to other fluoroquinolones and to penicillin and erythromycin. In addition, it is highly active against other common and difficult to treat bacteria, including those that are gram-negative, gram-positive, atypical or anaerobic infections.

We have entered into a development and license agreement with Janssen-Cilag, under which Janssen-Cilag has the right to continue development and commercialization of the product after we complete Phase II development. In that case, we may receive up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages based on worldwide sales. If Janssen-Cilag does not take over development and commercialization, and if we then elect to progress development of the product, we will owe Janssen-Cilag milestones and royalties.

We recently completed dosing of Phase I pharmacokinetic studies for intravenous, or IV, and oral formulations, and also recently completed a QT cardiac safety study. In June 2010, we began a Phase II trial of JNJ-Q2 administered orally for treatment of cSSSIs. We are also planning a Phase II trial using IV and oral therapy in CABP. We have entered into a development and license agreement for JNJ-Q2 with Janssen-Cilag under similar terms as our agreement for MuDelta.

Novel statin compound (PPD-10558)

Statins are highly-effective therapies for lowering cholesterol. They have been shown to prevent heart attacks and strokes, and to lower death rates from these potentially devastating events. One of the most common side effects of statins is chronic muscle pain, sometimes associated with weakness, known as statin-associated myalgia, or SAM. Chronic muscle problems are reported to occur in up to 10% of statin users, limiting both their exercise tolerance as well as their ability to reach their target cholesterol levels.

PPD-10558 is a novel statin for which we have exclusive license rights from Ranbaxy Laboratories, Ltd., or Ranbaxy. Ranbaxy retained co-marketing rights of future generic forms of the compound in India. Pre-clinical and Phase I human studies suggest that PPD-10558 has similar cholesterol-lowering efficacy as atorvastatin. Its pharmacologic and toxicological profile suggests that PPD-10558 will have a lower risk of muscle-related toxicity than currently marketed statins. We are currently planning a Phase II proof-of-concept clinical study to determine whether PPD-10558 is better tolerated than a best-in-class statin in SAM patients. We are also communicating with the FDA about the development path for this compound in SAM.

If we develop this product and it attains regulatory approval, and in addition, the product meets specific commercialization and sales milestones, the total amount of potential clinical and sales-based milestones that we are obligated to pay Ranbaxy would be $43.0 million. We also would be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. We will be solely responsible and will bear all costs and expenses for the development, manufacture, and marketing of the compound and licensed products. If advanced, we estimate the costs of development could be $10.0 to $20.0 million over the next one to two years.

Results of Operations

We operate in one reportable operating segment. See Note 10 “Segment and Related Information” in the notes to our consolidated financial statements for information regarding the operating segment. Historically, our revenues consisted primarily of milestone and royalty payments from collaborators from out-licensed compounds. For the six month period ended June 30, 2009, our year-to-date revenue included $5.0 million in regulatory approval milestones and $0.07 million in royalties from the sale of Priligy by our collaborator, Alza. For the six month period ended June 30, 2010, our year-to-date revenue includes $7.5 million in regulatory approval milestones resulting from regulatory and pricing approval of Nesina in Japan and $0.8 million in royalty revenue from the sale of Priligy and Nesina by our collaborators, Alza and Takeda, respectively.

We incurred research and development expenses of $0.6 million and $13.4 million for the three months ended June 30, 2009 and 2010, respectively, and $1.6 million and $20.2 million for the six months ended June 30, 2009 and 2010, respectively. Our research and development expenses include costs incurred for our current and previous pre-clinical and clinical-stage drug candidates, including the novel statin (PPD-10558) and the two compounds in-licensed from Janssen-Cilag. We expect research and development expenses to increase in the near future as we work on Phase II clinical trials for our three drug candidates. These expenses include CRO services provided by PPD, nonclinical testing and clinical trial material manufacturing provided by third parties, the direct cost of our personnel managing the programs and payments to third parties. All research and development expenses for our drug candidates and external collaborations are expensed as incurred.

The timing and amount of any future expenses, completion dates, and revenues related to our drug candidates are subject to significant uncertainty due to the early stage of our development programs. We do not know if we will be successful in developing any of our drug candidates. The timing and amount of our research and development expenses will depend upon the costs associated with the present and potential future clinical trials of our drug candidates, any related expansion of our research and development organization, regulatory requirements, advancement of our pre-clinical programs and manufacturing costs. There are numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate to complete clinical development of a drug candidate, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. The timing and amount of revenues, if any, is equally dependent upon the success of the clinical trials as well as the commercial success of these products in the marketplace, all of which are subject to a variety of risk factors and uncertainties.

During the six months ended June 30, 2010, we reported an operating loss of $16.7 million and net loss of $21.8 million, including a loss from discontinued operations of $5.1 million. We expect to continue to incur significant net losses for the foreseeable future and that such losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Our business is subject to various risks and uncertainties. See “Risk Factors” in our Information Statement filed on May 27, 2010 with the Securities and Exchange Commission as Exhibit 99.1 to our Form 10 for information on these risks and uncertainties.

Basis of Accounting and Combination

The accompanying consolidated financial statements have been derived from the consolidated financial statements and accounting records of PPD, from the historical cost basis of the assets and liabilities of the various activities that reflect the consolidated results of operations, financial condition and cash flows of the discovery sciences segment of PPD. All the business components of the discovery sciences segment have been included in the historical statements because they were managed by common PPD segment management, and because they reflect the historical performance of segment management. In 2009, PPD completed its disposition of Piedmont Research Center, LLC and PPD Biomarker Discovery Sciences, LLC. Due to the unique service offerings of these two subsidiaries, PPD determined these business units were no longer a long-term strategic fit and elected to sell them. In May 2010, PPD discontinued operations of its wholly owned subsidiary PPD Dermatology, Inc., formerly Magen Biosciences, Inc., due to unfavorable efficacy data associated with the MAG-131 program which made up a large portion of the dermatology program. These business units are recorded as discontinued operations in the statements of operations. Additionally, the discovery sciences segment includes pre-clinical consulting services not offered by us. All rights and obligations related to pre-clinical consulting services and the definitive purchase agreements related to Piedmont Research Center, LLC, PPD Biomarker Discovery Sciences, LLC and PPD Dermatology, Inc. have been retained by PPD.

For periods prior to the June 14, 2010 spin-off, we were allocated certain expenses from PPD such as executive oversight, risk management, accounting, tax, legal, investor relations, human resources, information technology, facilities and depreciation, but were not allocated the underlying productive assets, such as certain information systems equipment, and furniture and facilities that were not assigned to us, but from which we have benefited. Such expenses have been reflected in the consolidated financial statements as expense allocations from PPD. The basis of these allocations includes full-time equivalent employees for the respective periods presented and square footage of occupied space. See Note 9 for further discussion of the allocations.

Management believes that the assumptions and allocations underlying the consolidated financial statements are reasonable. For periods prior to the June 14, 2010 spin-off, the financial information in these consolidated financial statements does not include all expenses that would have been incurred had we been a separate, stand-alone publicly traded entity. For periods prior to the June 14, 2010 spin-off, the consolidated financial statements include assets, liabilities and operations for Piedmont Research Center, LLC, PPD Biomarker Discovery Sciences, LLC, PPD Dermatology, Inc. and pre-clinical consulting services that are not included in our operations after the spin-off. As such, the financial information herein does not reflect our consolidated financial position, results of operations or cash flows had we been a separate, stand-alone entity during the historical periods presented.

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2010

The following table sets forth amounts from our consolidated financial statements for the three months ended June 30, 2009 compared to the three months ended June 30, 2010.

	Three Months Ended June 30,
	2009	2010
Revenue:
Milestones	$—	$7,500
Royalties	68	547
Service	94	12
Other	—	54

Total revenue	162	8,113

Direct expenses	85	5
Research and development expenses	585	13,360
Selling, general and administrative expenses	480	2,815
Depreciation and amortization	3	34

Total operating expenses	1,153	16,214
Operating income (loss)	(991)	(8,101)
Other income	31	—

Income (loss) from continuing operations before provision for income taxes	(960)	(8,101)
Provision for income taxes	—	2

Income (loss) from continuing operations	(960)	(8,103)
Income (loss) from discontinued operations, net of income taxes	29,927	(3,043)

Net income (loss)	$28,967	$(11,146)

Revenue. Total revenue increased $8.0 million to $8.1 million in the second quarter of 2010 from 2009. The increase in total revenue was primarily attributable to a $7.5 million increase in milestone revenue resulting from the $7.5 million milestone payment we earned upon regulatory and pricing approvals of Nesina in Japan. Royalty revenue is based on the sale of approved products by our collaborators. For the three months ended June 30, 2010, we received royalties of $0.5 million from sales of Priligy, in various countries outside the United States, and from the sale of Nesina in Japan. Service revenues relate to consulting services provided to customers of PPD. All service contracts remained with PPD upon the spin-off.

Expenses. Research and development, or R&D expenses increased $12.8 million to $13.4 million in the second quarter of 2010. The increase in R&D expense was due predominately to development costs related to the two therapeutic compounds in-licensed from Janssen-Cilag in November 2009.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the three months ended June 30, 2009 compared to the three months ended June 30, 2010.

	Three Months Ended June 30,
R&D expense by project:	2009	2010	$ Inc (Dec)
MuDelta	$—	$5,204	$5,204
Fluoroquinolone (JNJ-Q2)	—	7,577	7,577
Novel statin (PPD-10558)	316	330	14
Other R&D expense	269	249	(20)

Total R&D expense	$585	$13,360	$12,775

R&D expenses may fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. We expect the costs related to the programs for the two compounds in-licensed from Janssen-Cilag, if successful, will be $70.0 to $80.0 million over the next two years until the programs are out-licensed to a collaborator. We continue to conduct limited development activities with respect to the novel statin (PPD-10558) while we evaluate alternatives for future development. If advanced, we estimate the costs of development could be $10.0 to $20.0 million over the next one to two years. We plan to continue evaluating other compound partnering opportunities, which could result in significant additional R&D expense in future periods.

Selling, general and administrative, or SG&A expenses, increased $2.3 million to $2.8 million in the second quarter of 2010. The increase in SG&A expenses was the result of $1.3 million in costs incurred in connection with the spin-off and additional costs associated with being a stand-alone company.

Income Taxes. During 2009 and 2010, we did not record a tax provision related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. Additionally, with the exception of the pre-acquisition federal and state tax filings for Magen BioSciences, Inc. and certain separate state filings, our operations have been included in the consolidated federal and combined state tax returns of PPD, and the resulting tax attributes have been fully utilized by PPD and are no longer available to us for future use. Subsequent to June 14, 2010, we will file federal and state returns separately from PPD and will be able to use our tax attributes accordingly. However, we anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability.

Results of Operations. Operating loss increased $7.1 million from a loss of $1.0 million in the second quarter of 2009 to a loss of $8.1 million in the second quarter of 2010. This decrease in our income from operations resulted from the $12.8 million increase in R&D expense and the $2.3 million increase in SG&A as described above, offset by a $8.0 million increase in revenue.

In May 2009, PPD completed the disposition of substantially all of the assets of Piedmont Research Center, LLC. Piedmont Research Center, LLC provided pre-clinical research services for clients with anti-cancer agents and other therapeutic candidates. In December 2009, PPD completed the disposition of its wholly owned subsidiary, PPD Biomarker Discovery Sciences, LLC. PPD Biomarker Discovery Sciences, LLC provided biomarker discovery services and participant sample analysis. In May 2010, PPD discontinued operations of its wholly owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program which made up a large portion of the dermatology program. As a result, these business units are shown as discontinued operations for 2009 and 2010. Loss from discontinued operations was $3.0 million for the three months ended June 30, 2010.

Net loss of $11.1 million in the second quarter of 2010 represents a $40.1 million decrease from net income of $29.0 million in the second quarter 2009. Included in the 2009 period was a gain from the sale of businesses of $35.5 million which was included in income (loss) from discontinued operations.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2010

The following table sets forth amounts from our consolidated financial statements for the six months ended June 30, 2009 compared to the six months ended June 30, 2010.

	Six Months Ended June 30,
	2009	2010
Revenue:
Milestones	$5,000	$7,500
Royalties	68	777
Service	256	75
Other	—	54

Total revenue	5,324	8,406

Direct expenses	187	21
Research and development expenses	1,575	20,234
Selling, general and administrative expenses	819	4,779
Depreciation and amortization	5	68

Total operating expenses	2,586	25,102
Operating income (loss)	2,738	(16,696)
Other income	31	5

Income (loss) from continuing operations before provision for income taxes	2,769	(16,691)
Provision for income taxes	—	2

Income (loss) from continuing operations	2,769	(16,693)
Income (loss) from discontinued operations, net of income taxes	29,381	(5,133)

Net income (loss)	$32,150	$(21,826)

Revenue. Total revenue increased $3.1 million to $8.4 million in the first six months of 2010 from 2009. The increase in total revenue was primarily attributable to a $2.5 million increase in milestone revenue from the $7.5 million milestone payment we earned as a result of regulatory and pricing approvals of Nesina in Japan, offset by a non-recurring milestone payment in the first six months of 2009 of $5.0 million earned as a result of regulatory approvals of Priligy in Finland and Sweden. Royalty revenue is based on the sale of approved products by our collaborators. For the six months ended June 30, 2010, we received royalties of $0.8 million from sales of Priligy, in various countries outside the United States, and from the sale of Nesina in Japan. Service revenues relate to consulting services provided to customers of PPD. All service contracts remained with PPD upon the spin-off.

Expenses. R&D expenses increased $18.7 million to $20.2 million in the first six months of 2010. The increase in R&D expense was due primarily to development costs related to the two therapeutic compounds in-licensed from Janssen-Cilag in November 2009.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the six months ended June 30, 2009 compared to the six months ended June 30, 2010.

	Six Months Ended June 30,
R&D expense by project:	2009	2010	$ Inc (Dec)
MuDelta	$—	$7,825	$7,825
Fluoroquinolone (JNJ-Q2)	—	11,215	11,215
Novel statin (PPD-10558)	698	439	(259)
Other R&D expense	877	755	(122)

Total R&D expense	$1,575	$20,234	$18,659

R&D expenses may fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. We expect the costs related to the programs for the two compounds in-licensed from Janssen-Cilag, if successful, will be $70.0 to $80.0 million over the next two years until the programs are out-licensed to a collaborator. We continue to conduct limited development activities with respect to the novel statin (PPD-10558) while we evaluate alternatives for future development. If advanced, we estimate the costs of development could be $10.0 to $20.0 million over the next one to two years. We plan to continue evaluating other compound partnering opportunities, which could result in significant additional R&D expense in future periods.

SG&A expenses increased $4.0 million to $4.8 million in the first six months of 2010. The increase in SG&A expenses was the result of $2.6 million in costs incurred in connection with the spin-off and additional costs associated with being a stand-alone company.

Income Taxes. During 2009 and 2010, we did not record a tax provision related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. Additionally, with the exception of the pre-acquisition federal and state tax filings for Magen BioSciences, Inc. and certain separate state filings, our operations have been included in the consolidated federal and combined state tax returns of PPD and the resulting tax attributes have been fully utilized by PPD and are no longer available to us for future use. Subsequent to June 14, 2010, we will file federal and state returns separately from PPD and will be able to use our tax attributes accordingly. However, we anticipate that we will require a full valuation allowance against any deferred tax assets until we are able to demonstrate a consistent pattern of profitability.

Results of Operations. Operating income (loss) decreased $19.4 million from income of $2.7 million in the first six months of 2009 to a loss of $16.7 million in the first six months of 2010. This decrease in our income from operations resulted from the $18.7 million increase in R&D expense and the $4.0 million increase in SG&A as described above, offset by a $3.1 million increase in revenue.

In May 2009, PPD completed the disposition of substantially all of the assets of Piedmont Research Center, LLC. Piedmont Research Center, LLC provided pre-clinical research services for clients with anti-cancer agents and other therapeutic candidates. In December 2009, PPD completed the disposition of its wholly owned subsidiary, PPD Biomarker Discovery Sciences, LLC. PPD Biomarker Discovery Sciences, LLC provided biomarker discovery services and participant sample analysis. In May 2010, PPD discontinued operations of its wholly owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program which made up a large portion of the dermatology program. As a result, these business units are shown as discontinued operations for 2009 and 2010. Loss from discontinued operations was $5.1 million for the six months ended June 30, 2010.

Net loss of $21.8 million in the first six months of 2010 represents a $54.0 million decrease from net income of $32.2 million in the first six months of 2009. Included in the 2009 period was a gain from the sale of businesses of $35.5 million which was included in income (loss) from discontinued operations.

Liquidity and Capital Resources

Upon the spin-off on June 14, 2010, PPD provided us with a cash contribution of $100.0 million and we assumed the assets and liabilities of the compound partnering business as of the closing date of the spin-off, with the exception of the dermatology therapeutic discovery unit and any spin-off related cost, which remained with PPD. We expect that this cash contribution will fund our operations and working capital requirements for at least 12 months, based on current operating plans. In addition to this cash contribution, we expect to receive future payments from our existing collaborations that will provide additional support for our operations and working capital requirements.

Our future capital requirements will depend on numerous factors, including, among others: the cost and expense of continuing the research and development activities of our existing candidates; new collaborative agreements that we might enter into in the future; progress of product candidates in clinical trials as it relates to the cost of development and the receipt of future milestone payments, if any; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborators or other third parties of R&D efforts and clinical trials; time required to gain regulatory approvals; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technologies. In order to develop and obtain regulatory approval for our potential product candidates we might need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. Additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive to our stockholders.

In the first six months of 2010, our operating activities used $26.5 million in cash as compared to $4.7 million used for the same period in 2009. The change in cash flow was due primarily to a decrease in net income of $54.0 million, an increase due to a gain on sale of business of $35.5 million in 2009, an increase in accounts receivable of $8.5 million, decreases in prepaid expenses and other current assets of $1.8 million and an increase in accounts payable and other accrued expenses of $2.3 million.

In the first six months of 2010, our investing activities provided $3.0 million in cash. The purchaser of Piedmont Research Center, LLC had an indemnification holdback of $3.5 million, which PPD received in the first six months of 2010, which was offset by purchases of property and equipment of $0.5 million.

In the first six months of 2010, our financing activities provided $122.6 million of cash from the $100.0 million in cash contributed by PPD and the $22.6 million net change in investment from parent.

As of June 30, 2010, we had three collaborations that involve potential future expenditures. The first is our collaboration with Alza for Priligy. In connection with this collaboration, we have an obligation to pay a royalty to Lilly of 5% on annual net sales of the compound in excess of $800.0 million. If the related triggering events and product sales occur, we are entitled to receive from Alza future regulatory milestone payments of $15.0 million, sales-based milestone payments of up to $50.0 million, and sales-based royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volume increases, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume. There are currently no ongoing costs of development for this compound.

The second collaboration involving future expenditures is with Janssen-Cilag, which includes two separate agreements, involving the Fluoroquinolone (JNJ-Q2) and MuDelta compounds. The expenses associated with the development of our in-licensed compounds from Janssen-Cilag are expected to be between $70.0 and $80.0 million over the next two years. At the completion of Phase II of each compound, Janssen-Cilag will have the option to continue development and commercialization of each compound. In exchange, we may receive, for each compound, up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages as sales volume increase. At this point in time, potential sales of any of these compounds, as well as the time sales might begin, are too uncertain to forecast with any degree of accuracy.

The third collaboration involving future expenditures is with Ranbaxy for a novel statin compound (PPD-10558). If we develop this product and it attains regulatory approval, and in addition, the product meets specific commercialization and sales milestones, the total amount of potential clinical and sales-based milestones that we are obligated to pay Ranbaxy would be $43.0 million. We also would be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. We will be solely responsible and will bear all costs and expenses for the development, manufacture, and marketing of the compound and licensed products. If advanced, we estimate the costs of development could be $10.0 to $20.0 million over the next one to two years.

We actively evaluate potential acquisitions and in-licensing that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we will have adequate sources of liquidity to fund our operations for at least 12 months, our sources of liquidity could be affected by: our dependence on future royalties and milestones from products under development; risks related to the development, regulatory approval and commercialization of our product candidates; changes in regulatory compliance requirements; personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described under “Risk Factors” in our Information Statement filed on May 27, 2010 with the Securities and Exchange Commission as Exhibit 99.1 to our Form 10.

Contractual Obligations

There have been no significant changes to the amounts reflected in the contractual obligations table included in our Information Statement filed on May 27, 2010 with the Securities and Exchange Commission as Exhibit 99.1 to our Form 10.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Critical Accounting Policies and the Use of Estimates

There have been no significant changes to our critical accounting policies or the use of estimates included in our Information Statement filed on May 27, 2010 with the Securities and Exchange Commission as Exhibit 99.1 to our Form 10.

Recent Accounting Pronouncements

In March 2010, the Emerging Issues Task Force of the Financial Accounting Standards Board, or FASB, issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This consensus will apply to milestones in single or multiple-deliverable arrangements involving research and development transactions, and will be effective for fiscal year (and interim periods within those fiscal years) beginning on or after June 15, 2010. We do not expect the adoption of this standard to have a material impact on our financial statements.

Income Taxes

Except for the pre-acquisition federal and state tax filings for Magen BioSciences, Inc. and certain separate state filings, our operations have been included in the consolidated federal and combined state tax returns of PPD. As such, except for the pre-acquisition tax attributes of Magen BioSciences, Inc. and some losses from certain separate filing states, the tax attributes of our operations have been utilized or paid by PPD. Thus, the tax attributes which have been included in PPD’s combined returns have not been accounted for in the results of our operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Under our current investment policies, we invest our cash and cash equivalents in money market funds which invest in short-term U.S. Treasury securities. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (our principal executive officer) and Vice President – Finance and Treasurer (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Vice President – Finance and Treasurer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FURIEX PHARMACEUTICALS, INC.
(Registrant)

By	/s/ June S. Almenoff
President
(Principal Executive Officer)

By	/s/ Marshall Woodworth
Vice President-Finance
(Principal Financial Officer)

Date: August 12, 2010