Form 10-Q
period 2010-09-30
Furiex Pharmaceuticals, Inc.
filed 2010-11-12
CIK 1484478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,881,340 shares of common stock, par value $0.001 per share, as of October 30, 2010.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FURIEX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenue:
Milestones	$—	$—	$5,000	$7,500
Royalties	341	270	409	1,047
Service	101	—	357	75
Other	—	18	—	72

Total revenue	442	288	5,766	8,694

Direct expenses	60	—	247	21
Research and development expenses	349	19,993	1,924	40,227
Selling, general and administrative expenses	255	1,451	1,074	6,230
Depreciation and amortization	3	19	8	87

Total operating expenses	667	21,463	3,253	46,565

Operating income (loss)	(225)	(21,175)	2,513	(37,871)
Other income	6	1	37	6

Income (loss) from continuing operations before provision for income taxes	(219)	(21,174)	2,550	(37,865)
Provision for income taxes	—	6	—	8

Income (loss) from continuing operations	(219)	(21,180)	2,550	(37,873)
Income (loss) from discontinued operations, net of income taxes	(5,477)	—	23,904	(5,133)

Net income (loss)	$(5,696)	$(21,180)	$26,454	$(43,006)

Income (loss) from continuing operations per basic and diluted share	$(0.02)	$(2.14)	$0.26	$(3.83)

Income (loss) from discontinued operations, net of income taxes per basic and diluted share	$(0.56)	$—	$2.42	$(0.52)

Net income (loss) per basic and diluted share	$(0.58)	$(2.14)	$2.68	$(4.35)

Weighted-average shares used to compute net income (loss) per basic and diluted share (1):	9,881	9,881	9,881	9,881

(1) See discussion of share computation at Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2009	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$—	$92,033
Accounts receivable and unbilled services	561	270
Prepaid expenses	41	352
Other current assets	3,464	72
Current assets of discontinued operations	1,969	—

Total current assets	6,035	92,727

Property and equipment, net	—	198
Goodwill	49,116	49,116
Long-term assets of discontinued operations	726	—

Total assets	$55,877	$142,041

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$75	$37
Accrued expenses	3,350	12,279
Current liabilities of discontinued operations	3,139	—

Total current liabilities	6,564	12,316

Other long-term liabilities	—	186
Long-term liabilities of discontinued operations	43	—

Total liabilities	6,607	12,502

Commitments and contingencies (Note 8)

Common stock, $0.001 par value, authorized 40,000,000 shares; 9,881,340 shares issued and outstanding at September 30, 2010	—	10
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued and outstanding at September 30, 2010	—	—
Paid-in capital	—	153,020
Pharmaceutical Product Development, Inc. net investment	49,270	—
Accumulated deficit	—	(23,491)

Total shareholders’ equity	49,270	129,539

Total liabilities and shareholders’ equity	$55,877	$142,041

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common stock	Par value	Paid-in capital	Accumulated deficit	Parent Company Investment	Total
Balance December 31, 2009	—	$—	$—	$—	$49,270	$49,270
Net transfers from parent	—	—	—	—	16,046	16,046
Net liability retained by parent	—	—	—	—	6,637	6,637
Stock compensation expense	—	—	592	—	—	592
Contribution of cash and cash equivalents from parent	—	—	—	—	100,000	100,000
Contribution of net operating assets and liabilities to Furiex Pharmaceuticals, Inc. and issuance of common shares to Pharmaceutical Product Development, Inc. shareholders	9,881	10	152,428	—	(152,438)	—
Net loss	—	—	—	(23,491)	(19,515)	(43,006)

Balance September 30, 2010	9,881	$10	$153,020	$(23,491)	$—	$129,539

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities:	$26,454	$(43,006)
Net income (loss)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	929	1,147
Stock compensation expense	—	592
Gain on sale of business	(35,505)	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled services, net	319	291
Prepaid expenses and other current assets	(592)	1,580
Other long-term liabilities	—	186
Accrued income tax	(3)	—
Accounts payable	(905)	(38)
Accrued expenses	(1,529)	5,958
Deferred rent	30	(43)
Unearned income	(242)	—

Net cash used in operating activities	(11,044)	(33,333)

Cash flows from investing activities:
Purchases of property and equipment	(478)	(671)
Net cash paid for acquisition	(12,092)	—
Changes in restricted cash	(1,835)	—
Proceeds from sale of business	42,095	3,464

Net cash provided by investing activities	27,690	2,793

Cash flows from financing activities:
Net change in investment from parent	(16,640)	22,567
Cash contributed by parent	—	100,000

Net cash (used in) provided by financing activities	(16,640)	122,567

Net increase in cash and cash equivalents	6	92,027
Cash and cash equivalents, beginning of the period (2)	—	6

Cash and cash equivalents, end of the period	$6	$92,033

(2) Cash and cash equivalents related to discontinued operations. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

1. Summary of Operations and Significant Accounting Policies

Organization and Business Description

In October 2009, the Board of Directors of Pharmaceutical Product Development, Inc. (“PPD” or the “Parent Company”) authorized management of PPD to proceed with preparations to spin-off its compound partnering business, previously part of the discovery science segment of PPD, from its contract research organization, or CRO, business. In order to carry out the proposed spin-off of the compound partnering business, PPD formed a new wholly-owned subsidiary, Furiex Pharmaceuticals, Inc., a Delaware corporation (“Furiex” or the “Company”), into which PPD transferred the compound partnering business, including assets, employees, intellectual property rights and liabilities comprising that business, and $100.0 million in cash, as of the closing date of the spin-off, June 14, 2010. PPD effected the spin-off through a tax-free, pro-rata dividend distribution of all of the shares of the Company to PPD shareholders. PPD does not have any ownership or other form of equity interest in the Company following the spin-off.

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

Basis of Accounting and Combination

The accompanying consolidated financial statements, through the date of our spin-off from PPD, have been derived from the consolidated financial statements and accounting records of PPD from the historical cost basis of the assets and liabilities of the various activities that reflect the consolidated results of operations, financial condition and cash flows of the discovery sciences segment of PPD. All the business components of the discovery sciences segment have been included in the historical statements because they were managed by common segment management, and because they reflect the historical performance of PPD segment management.

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

The Company was allocated certain expenses from PPD, such as executive oversight, risk management, accounting, tax, legal, investor relations, human resources, information technology, stock compensation, and facilities services and depreciation, but was not allocated the underlying productive assets, such as certain information systems equipment, furniture and facilities that were not assigned to the Company but from which the Company benefited. Such expenses have been included in the consolidated financial statements as expense allocations from PPD for periods prior to the spin-off. The basis of these allocations includes full-time equivalent employees for the respective periods presented and square footage of occupied space. See Note 9 for further discussion of the allocations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

1. Summary of Operations and Significant Accounting Policies - continued

Earnings Per Share

The net income (loss) per basic and diluted share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the reporting period. For all periods presented, the computation of net income (loss) per basic and diluted share and the weighted-average shares outstanding are calculated based on the 9,881,340 shares issued in connection with the spin-off on June 14, 2010. The calculation of net income (loss) per diluted share is the same as net income (loss) per basic share since the inclusion of any potentially dilutive securities would be anti-dilutive. As discussed in Note 7, all potentially dilutive securities relate to stock options issued as part of the Company’s share-based compensation plan.

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

Separation Costs

The Company has incurred legal, tax and other costs specifically associated with the spin-off, which are recorded as a component of selling, general and administrative expenses. These amounts for the three and nine month periods ended September 30, 2010 were $0.0 million and $2.6 million, respectively.

Concentration of Credit Risk

The Company’s collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. One collaborator accounted for the majority of the Company’s revenue for the nine months ended September 30, 2009. A different collaborator accounted for the majority of the Company’s revenue for the nine months ended September 30, 2010. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Two collaborators accounted for 100% of the Company’s receivable balance as of September 30, 2010.

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

For the three and nine month periods ended September 30, 2010, the Company has recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is deductible for tax purposes, but is an indefinite lived intangible asset for financial reporting. The amounts reflected in the statements of operations for the three and nine month periods ended September 30, 2010 are the tax effect of the tax amortization of this item. Because the associated deferred tax liability relates to an indefinite lived intangible, the Company does not consider this item in computing the valuation allowance related to the Company’s net deferred tax assets. As of September 30, 2010, the deferred tax liability associated with this intangible asset, reflected in other long-term liabilities within the consolidated balance sheets, was approximately $0.2 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

1. Summary of Operations and Significant Accounting Policies - continued

Recent Accounting Pronouncements

In March 2010, the Emerging Issues Task Force of the Financial Accounting Standards Board, or FASB, issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This consensus will apply to milestones in single or multiple-deliverable arrangements involving research and development transactions, and will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued a new accounting standard related to the accounting for revenue arrangements with multiple deliverables. This standard applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. This standard also addresses the unit of accounting for an arrangement involving multiple deliverables and how arrangement consideration should be allocated. This standard will be effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

PPD accounted for this acquisition under the purchase method of accounting. Accordingly, the purchase price for this acquisition was allocated to the estimated fair value of assets acquired and liabilities assumed, which are set forth in the following table:

Magen
Assets acquired:
Current assets, including cash of $939	$2,991
Net property and equipment	609
Goodwill	3,987
Value of identifiable intangible assets:
In-process research and development	10,361

Total assets acquired	$17,948

Liabilities assumed:
Current liabilities	$3,082

Total liabilities assumed	3,082

Net assets acquired	$14,866

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

The results of these business units are reported as discontinued operations within the consolidated statements of income as set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue	$657	$—	$5,353	$—

Gain on sale of business	—	—	35,505	—
Loss from discontinued operations	(5,477)	—	(11,601)	(5,133)

Income (loss) from discontinued operations, net of income taxes	$(5,477)	$—	$23,904	$(5,133)

Included in the consolidated balance sheet as of December 31, 2009 were the following assets and liabilities related to discontinued operations:

Current assets of discontinued operations:
Cash and cash equivalents	$6
Prepaid expenses	128
Other current assets	1,835

Total current assets of discontinued operations	$1,969

Total long-term assets of discontinued operations:
Property and equipment, net	$726

Total current liabilities of discontinued operations:
Accrued expenses	$3,139

Total long-term liabilities of discontinued operations:
Deferred rent	$43

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

	December 31,	September 30,
	2009	2010
Billed	$551	$270
Unbilled	10	—

Total accounts receivable and unbilled services	$561	$270

The Company did not record a provision for doubtful accounts as of December 31, 2009 and September 30, 2010 based on its assessment of collection risks.

5. Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31,	September 30,
	2009	2010
Furniture and equipment	$—	$30
Computer equipment and software	—	202

Total property and equipment	—	232
Less accumulated depreciation	—	(34)

Total property and equipment, net	$—	$198

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

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2009 and the nine months ended September 30, 2010 were as follows:

Total
Balance as of January 1, 2009	$45,129
Goodwill recorded for acquisition	3,987

Balance as of December 31, 2009	$49,116
Year-to-date activity	—

Balance as of September 30, 2010	$49,116

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

During the nine months ended September 30, 2010, the Company granted 839,642 stock options to employees, directors, and consultants, with a weighted-average exercise price of $9.11. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the most recent Nasdaq closing price of the Company’s stock on the date of grant.

The weighted-average grant date fair value per share was determined using the Black-Scholes option-pricing method. The weighted-average grant date fair value per share and aggregate fair value of options granted to employees and directors during the nine months ended September 30, 2010 was $5.95 and $3.8 million, respectively. The weighted-average grant date fair value per share and aggregate fair value of options granted to consultants during the nine months ended September 30, 2010 was $9.22 and $1.8 million, respectively. The amount of stock compensation expense related to consultant option grants, classified in selling, general and administrative expenses within the statements of operations, is effectively marked to market at the end of each financial reporting period using the Black-Scholes option-pricing method until such options vest.

Expected option lives were based on the simplified method and volatilities used in fair valuation calculations are based on a benchmark of peer companies with similar expected lives. Related expense is recognized on a straight-line basis over the vesting period. Share-based compensation expense recognized for Company employees, directors, and consultants under the Plan included in the statements of operations for the three and nine month periods ended September 30, 2010 was approximately $523,000 and $592,000, respectively.

As of September 30, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to employees, directors, and consultants was approximately $4.8 million, and will be recognized over a weighted-average period of 2.54 for employees and directors and 2.71 years for consultants. As of September 30, 2010, the Company had options outstanding to purchase an aggregate of approximately 838,000 shares of its common stock.

8. Commitments and Contingencies

As of September 30, 2010, the Company had three collaborations that involve potential future expenditures. The first is its collaboration with Alza Corporation, or Alza, for Priligy™. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company, or Lilly, of 5% on annual net sales of the compound in excess of $800.0 million. If the related triggering events and product sales occur, the Company is entitled to receive from Alza future regulatory milestone payments of $15.0 million, sales-based milestone payments of up to $50.0 million, and royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volume increases, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume. There are no ongoing costs of development for this compound.

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

8. Commitments and Contingencies - continued

The second collaboration involving future expenditures is with Janssen-Cilag Pharmaceutica, N.V., or Janssen-Cilag, which includes two separate agreements involving the Fluoroquinolone (JNJ-Q2) and MuDelta compounds. The Company expects expenses associated with the development of the compounds in-licensed from Janssen-Cilag to be between $51.0 and $61.0 million over the next two years. At the completion of Phase II of each compound, Janssen-Cilag will have the option to continue development and commercialization of each compound. In exchange, the Company may receive, for each compound, up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages as sales volume increase. At this point in time, potential sales of any of these compounds, as well as the time sales might begin, are too uncertain to forecast with any degree of accuracy.

The third collaboration involving future expenditures is with Ranbaxy Laboratories, Ltd., or Ranbaxy, for a novel statin compound (PPD-10558). If the Company develops this product and it attains regulatory approval, and in addition, the product meets specific commercialization and sales milestones, the total amount of potential clinical and sales-based milestones that the Company is obligated to pay Ranbaxy would be $43.0 million. The Company would also be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. The Company will be solely responsible and will bear all costs and expenses for the development, manufacture, and marketing of the compound and licensed products. If advanced, the estimated costs of development could be $10.0 to $20.0 million over the next one to two years.

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

Allocations of expense for these services were $0.03 million and $0.0 million associated with continuing operations and $0.2 million and $0.0 million associated with discontinued operations for the three months ended September 30, 2009 and 2010, respectively. Allocations of expense for these services were $0.08 million and $0.6 million associated with continuing operations and $0.5 million and $0.5 million associated with discontinued operations for the nine months ended September 30, 2009 and 2010, respectively. These allocations are reflected in the accompanying consolidated statements of operations.

Research and Development Services

PPD performed drug development work for the Company as a related party prior to June 14, 2010 and the expenses related to these services are included in research and development expenses in the accompanying consolidated set of financial statements. Such amounts were $1.3 million and $0.0 million for the three months ended September 30, 2009 and 2010, respectively and were $2.5 million and $8.4 million for the nine months ended September 30, 2009 and 2010, respectively.

FURIEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands, except per share data)

9. Related Party Transactions - continued

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

11. Subsequent Events

On November 1, 2010, the Company received notification from the U.S. Department of the Treasury that it was granted approximately $0.7 million of grants related to investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. These grants relate to the on-going research and development programs related to JNJ-Q2, MuDelta, and PPD-10558 compounds. The funds are expected to be received in early 2011.

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

About Furiex Pharmaceuticals

We are a drug development collaboration company that uses innovative, clinical development strategies to increase the value of partnered pharmaceutical assets and accelerate their development timelines. We collaborate with pharmaceutical and biotechnology companies to increase the value of their early stage drug candidates by applying our novel approach to drug development that we believe expedites research and development decision-making and can shorten drug development timelines. We share the risk with our collaborators by running and financing drug development up to agreed clinical milestones, and in exchange, we share the potential rewards, receiving milestone and royalty payments for any successful drug candidates. This business model is designed to help feed product pipelines and deliver therapies to improve lives. Furiex spun-off from Pharmaceutical Product Development, Inc., becoming an independent publicly traded company on June 14, 2010.

Our Business Strategy

Our strategy is to leverage our drug development experience to in-license, develop and out-license novel early stage drug candidates that address medical conditions with large unmet markets. We look to invest in drugs whose targets have scientific or clinical validation, and to study disease indications that have a relatively straightforward path to regulatory approval and a large potential addressable market. We subject every potential drug candidate we consider to a rigorous due diligence review process by our team of experts who possess experience in all aspects of the drug development process. This approach has enabled us to build what we believe is a strong, diversified portfolio of products and product candidates. We plan to continue to build our pipeline by seeking to identify and in-license or acquire promising compounds and by developing strong partnerships in the pharmaceutical and biotechnology sectors.

Our Portfolio

We have three pipeline products in clinical development. We are also eligible to receive regulatory milestone payments plus worldwide sales royalty and milestone payments for both Priligy™ and Nesina®, which are currently marketed outside of the United States, and for which we have no further cost or development obligations.

Compounds in Clinical Development

MuDelta

Diarrhea-predominant irritable bowel syndrome, or IBS-d, affects approximately 12 million Americans and is characterized by chronic abdominal pain and frequent diarrhea. We believe this is a very underserved market with very limited treatment options for patients. MuDelta is a novel agent that is being studied for the treatment of IBS-d. It is a mu-opioid receptor agonist and a delta-opioid receptor antagonist. Pharmacology data suggest that this drug acts locally in the digestive tract, thus we believe it should have a low risk of systemic side effects. We remain on track with our MuDelta clinical and non-clinical development programs. Our ongoing Phase II proof-of-concept study has an adaptive design with a planned interim analysis, which we anticipate will occur in the first quarter of 2011. This analysis will be performed by a closed committee which will make a preliminary assessment of the dose-response and safety of the product. In order to preserve the integrity of the study, we do not plan to disclose the interim results.

We have a development and license agreement with Janssen-Cilag Pharmaceutica, N.V., or Janssen-Cilag, under which they have the right to continue development and commercialization of the product after we complete Phase II development. In that case, Janssen-Cilag would bear the expenses for development, manufacture and marketing of the compound after Phase II, and Furiex would be eligible to receive up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages based on worldwide sales. If Janssen-Cilag does not take over development and commercialization, and if we then elect to progress development of the product, we will owe Janssen-Cilag milestones and royalties.

Fluoroquinolone (JNJ-Q2)

Community-acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI (formerly known as complicated skin and skin structure infections), are a growing public-health threat due to increasing drug resistance of established antibiotics to causative pathogens. Fluoroquinolone antibiotics, which are used to treat these and other conditions, generated $7 billion in sales in 2009.

JNJ-Q2 is a novel broad-spectrum fluoroquinolone antibiotic that also has broad coverage against two important drug resistant pathogens: methicillin-resistant Staphlococcus (“Staph”) aureus, or MRSA; and drug-resistant Streptococcus pneumoniae. In addition, it is highly active against other common and difficult to treat bacteria, including those that are gram-negative, gram-positive, atypical or anaerobic infections, and has a low propensity for development of drug resistance. We are developing JNJ-Q2 in both intravenous and oral formulations, to enable use in a variety of clinical settings. Taken together, the above characteristics of JNJ-Q2 suggest that it has the potential to be an important agent for the treatment of serious skin and respiratory infections.

We have recently completed dosing and short term follow-up of patients in a randomized, double-blind, multicenter Phase II clinical trial comparing the efficacy, safety and tolerability of JNJ-Q2 with linezolid (Zyvox®). The study used a non-inferiority design to test the efficacy of JNJ-Q2 relative to linezolid. One hundred sixty-one patients with ABSSSI received oral treatment twice a day with either JNJ-Q2 (250 mg twice daily) or linezolid (600 mg twice daily) for 7 to14 days.

JNJ-Q2 had positive results for both clinical cure and early response endpoints. Results for the intent-to-treat population are provided herein. JNJ-Q2 was statistically non-inferior to linezolid for all clinical test-of-cure and short-term follow-up endpoints. Long-term clinical follow-up data, which are collected 12 weeks after the last dose of medication, are pending. The following clinical cure endpoints are based on clinical assessment by the treating physicians, who were blinded to the study treatment:

•	At seven days of therapy, 44.6% (37/83) of patients receiving JNJ-Q2 were assessed as cured, compared with 35.9% (28/78) of patients receiving linezolid;

•	At 10 to 14 days of therapy, 66.3% (55/83) of patients receiving JNJ-Q2 were assessed as cured, compared with 61.5% (48/78) of patients receiving linezolid; and

•

At the traditional test-of-cure endpoint (short-term follow-up done 2 to 14 days after treatment was completed) 83.1% (69/83) of patients receiving JNJ-Q2 were assessed as cured, compared with 82.1% (64/78) of patients receiving linezolid.

In anticipation of new U.S. Food and Drug Administration, or FDA, guidance, the trial used an exploratory primary endpoint to assess early clinical response, which involved a composite analysis of skin lesion size and stabilization of temperature within 36 to 84 hours after starting treatment. JNJ-Q2 showed a slightly inferior response rate of 74.7% (62/83) versus linezolid’s 79.5% (62/78) using this exploratory endpoint. However, an analysis of the early clinical response based on the new FDA draft guidance (which was issued while the trial was in progress) demonstrated a slightly higher response rate for JNJ-Q2 (62.7%, 52/83) than for linezolid (57.7%, 45/78), and reached statistical non inferiority. This new FDA endpoint measured both cessation of skin lesion spread or reduction in size of the lesion and absence of fever within 48 to 72 hours after starting treatment. In this protocol, all patients required at least one systemic sign of infection (e.g, abnormal temperature, increased white blood cell count, etc.) for inclusion in the study. Five percent of patients in the study had baseline temperatures of 100°F or greater.

JNJ-Q2 had a favorable safety profile and was well tolerated. Serious adverse events were infrequent in both treatment groups. Nausea and vomiting were more frequent with JNJ-Q2 than linezolid, however, symptoms were mild for both treatment groups. Nausea rates were 22.9% for JNJ-Q2 and 11.4% for linezolid; vomiting rates were 12.0% JNJ-Q2 and 6.3% for linezolid. The vast majority of these events occurred on day 1 to 2 of treatment.

In vitro microbiologic testing corroborates the clinical treatment effects observed in this Phase II trial. One hundred twenty-one different bacterial isolates were cultured from skin infections of the patients in the trial; all were highly susceptible to JNJ-Q2. Notably, 58% of these bacterial isolates were MRSA, which is consistent with the high rates of MRSA infection reported in other recent studies of community acquired skin infections.

This study represents an important milestone for JNJ-Q2, demonstrating its potential value in the treatment of complicated skin infections, particularly those caused by methicillin-resistant Staphlococcus aureus. Because of the emerging resistance to established antibiotics, there is a large unmet need for antibiotics such as JNJ-Q2, that cover a broad range of pathogens, including resistant Staph and Strep, and that have the potential for both intravenous and oral use. Furthermore, JNJ-Q2’s demonstrated ability to successfully treat severe skin infections as an oral agent differentiates it from a number of other approved and developmental products for treating MRSA, which require intravenous treatment.

In addition to the Phase II data described above, we have the following updates on JNJ-Q2:

•

The Infectious Disease Society of America recently accepted a “late-breaker” abstract on JNJ-Q2 for presentation at its 2010 annual meeting. The work, done in conjunction with JMI Laboratories, demonstrated that JNJ-Q2 had the best in vitro bacteriocidal potency against all Staph strains tested (including both MRSA and fluoroquinolone-resistant Staph) when compared directly with marketed quinolones.

•

We have also completed analysis of our Phase I QT cardiac safety study. This is a standard FDA required study to determine the potential for new drugs to cause a certain type of abnormal cardiac-rhythm. Results were consistent with the pre-clinical profile of JNJ-Q2: there was some prolongation of the QT interval as would be expected for a quinolone. However, the QT prolongation with JNJ-Q2 was less than that seen with the positive control moxifloxacin, a marketed quinolone. We view this as a favorable result.

•	Finally, we are initiating a Phase II proof-of-concept study of patients requiring hospitalization for community acquired bacterial pneumonia, and we plan to complete this study within 12-14 months.

We have a development and license agreement with Janssen-Cilag, under which Janssen-Cilag has the right to continue development and commercialization of the product after we complete Phase II development. In that case, Janssen-Cilag would bear the expenses for development, manufacture and marketing of the compound after Phase II, and Furiex would be eligible to receive up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages based on worldwide sales. If Janssen-Cilag does not take over development and commercialization, and if we then elect to progress development of the product, we will owe Janssen-Cilag milestones and royalties.

Novel statin compound (PPD-10558)

Statins are highly-effective therapies for lowering cholesterol leading to prevention of heart attacks and strokes, leading to lower death rates from these potentially devastating events. One of the most common side effects of statins is chronic muscle pain, sometimes associated with weakness, known as statin-associated myalgia, or SAM. Chronic muscle problems are reported to occur in up to 10% of statin users, limiting both their exercise tolerance as well as their ability to reach their target cholesterol levels. Given that the overall high cholesterol, or dyslipidemia, market is estimated to be more than $35 billion, the statin-intolerant population represents a large potential market.

PPD-10558 is a novel statin for which we have exclusive license rights from Ranbaxy Laboratories, Ltd., or Ranbaxy. Ranbaxy retained co-marketing rights for the compound in India, and for generic forms of the compound in countries where such generic forms are already being sold. Pre-clinical and Phase I human studies suggest that PPD-10558 has similar cholesterol-lowering efficacy as atorvastatin (Lipitor®), a best-in-class statin. Its pharmacologic and toxicological profile suggests that PPD-10558 should have a lower risk of muscle-related toxicity than currently marketed statins. We are currently planning a Phase II proof-of-concept clinical study to determine whether PPD-10558 is better tolerated by SAM patients than atorvastatin. In August 2010, we submitted a briefing packet to the FDA describing a clinical development plan for the treatment of dyslipidemia in SAM patients, and we hope to receive the agency’s feedback by early 2011.

We will be presenting the results of a clinical pharmacokinetic study of PPD-10558 at the American Association of Pharmaceutical Scientists meeting in late November 2010. A key finding is that concomitant dosing of gemfibrozil, another dyslipidemia medicine that complements the effects of statins, increased levels of PPD-10558 in the blood by approximately 1.5 fold. This suggests that no dose adjustment would be required for concurrent use of these two lipid-lowering agents. This is in contrast to several popular statins, which can cause significant toxicity if used concomitantly with gemfibrozil due to significant drug-drug interactions.

A number of pre-clinical studies have previously been conducted to investigate the muscle toxicity of PPD-10558 in comparison to atorvastatin. These studies showed that high doses of atorvastatin cause severe muscle necrosis and death in rats. In contrast, the same dosing regimen of PPD-10558 did not cause any toxicity. We have new pre-clinical results that further support our hypothesis that PPD-10558 could be a muscle-sparing statin. In a drug distribution study, rats were treated with high doses of atorvastatin or PPD-10558; drug concentrations in muscle of atorvastatin-treated rats were approximately 40-fold higher relative to drug concentrations in muscle of rats treated with PPD-10558. The findings from these studies suggest that accumulation of atorvastatin in rat muscle tissue is related to muscle toxicity, and the lack of muscle toxicity seen in the rat following dosing of PPD-10558 is consistent with the low levels of PPD-10558 seen in the rat muscle. Taken together, these data support the clinical hypothesis that PPD-10558 could be as effective as atorvastatin, yet with lower risk of muscle side effects.

If we further develop PPD-10558 and it were to be approved and commercialized, and it meets specific commercialization and sales milestones, the potential clinical and sales-based milestones that we are obligated to pay Ranbaxy would total $43.0 million. We also would be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. We will be solely responsible and will bear all costs and expenses for the development, manufacture, and marketing of the compound and licensed products. If advanced, we estimate the costs of development could be $10.0 to $20.0 million over the next one to two years.

Marketed Products

Priligy

Priligy is the trade name for dapoxetine, a drug in tablet form specifically indicated for the “on-demand” treatment of premature ejaculation, or PE. It is the first oral medication to be approved for this condition. The reported percentage of men affected with PE at some point during their lives ranges from 4% to 30%, depending on the methodology and criteria used. Priligy is a unique, short-acting, selective serotonin reuptake inhibitor, or SSRI, designed to be taken only when needed, one to three hours before sexual intercourse, rather than every day. Priligy has been studied in five randomized, placebo-controlled Phase III clinical trials involving more than 6,000 men with PE and is approved in 18 countries in Europe, Asia-Pacific and Latin America. Janssen-Cilag is conducting additional studies with Priligy in the United States and abroad.

We acquired Priligy from Eli Lilly and Company, or Lilly, and out-licensed it to Alza Corporation, and it is currently being marketed by Alza’s affiliate Janssen-Cilag. Under our license agreement with Alza, we have the right to receive up to $15.0 million in additional regulatory milestone payments, up to $50.0 million in sales-based milestone payments, and sales-based royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volume increases, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume based on the level of Priligy sales worldwide. We must pay Lilly a royalty of 5% on annual sales in excess of $800.0 million.

Nesina

Nesina is the trade name for alogliptin, a member of a relatively new class of drugs for the oral treatment of Type-2 diabetes, or T2D. Nesina is a highly selective dipeptidyl peptidase-4, or DPP-4, inhibitor that slows the inactivation of hormones known as incretins, which play a major role in regulating blood sugar levels and might improve pancreatic function. Pivotal trials have demonstrated that Nesina was well-tolerated when given as a single daily dose and it significantly improved glycemic control in T2D patients without raising the incidence of hypoglycemia. Additionally, Nesina has been shown to enhance glycemic control when used in combination with other commonly prescribed diabetes drugs. Takeda Pharmaceutical Company Limited, or Takeda, the developer of Nesina, has filed two New Drug Applications, or NDAs, with the FDA, one for Nesina and one for the fixed dose combination of Nesina and Actos®. Takeda received complete responses from the FDA for both NDAs, requesting Takeda conduct an additional cardiovascular safety outcome trial to satisfy the FDA’s December 2008 guidance on anti-diabetic therapies; that trial is ongoing. Takeda has indicated that it intends to file for marketing approval of Nesina, Nesina/Actos, and Nesina/Metformin both in the United States and Europe, and they anticipate launches in the 2012 and 2013-2014 time frames, respectively. In August of this year, Takeda received approval in Japan for co-administration of Nesina with thiazolidinediones. The thiazolidinedione drug class includes Takeda’s Actos (pioglitazone), which is a multi-billion dollar a year product.

Nesina received regulatory and pricing approval in Japan during the second quarter of 2010. Under our agreement with Takeda, we will be entitled to receive up to $45.0 million in future regulatory milestone payments, and up to $33.0 million in sales-based milestone payments, if targets are achieved. In addition, we are entitled to receive payments on worldwide sales of Nesina based on royalty rates of 7% to 12% in the U.S., 4% to 8% in Europe and Japan and 3% to 7% in regions other than the U.S., Europe or Japan. These royalty payments are subject to a reduction of up to 0.5% for a portion of payments by Takeda to a licensor for intellectual property related to Nesina.

Results of Operations

We operate in one reportable operating segment. See Note 10 “Segment and Related Information” in the notes to our consolidated financial statements for information regarding the operating segment. Historically, our revenues consisted primarily of milestone and royalty payments from collaborators from out-licensed compounds. For the nine month period ended September 30, 2009, our year-to-date revenue included $5.0 million in regulatory approval milestones and $0.4 million in royalties from the sale of Priligy by our collaborator, Alza. For the nine month period ended September 30, 2010, our year-to-date revenue includes $7.5 million in regulatory approval milestones resulting from regulatory and pricing approval of Nesina in Japan in addition to $1.0 million in royalty revenue from the sale of Priligy and Nesina by our collaborators, Alza and Takeda.

We incurred research and development expenses of $0.3 million and $20.0 million for the three months ended September 30, 2009 and 2010, respectively, and $1.9 million and $40.2 million for the nine months ended September 30, 2009 and 2010, respectively. Our research and development expenses include costs incurred for our current and previous pre-clinical and clinical-stage drug candidates, including the novel statin, PPD-10558, and the two compounds in-licensed from Janssen-Cilag. We expect research and development expenses to remain constant through the end of 2010 as we continue work on Phase II clinical trials for our three drug candidates. These expenses include CRO services provided by PPD, nonclinical testing and clinical trial material manufacturing provided by third parties, the direct cost of our personnel managing the programs and payments to third parties. All research and development expenses for our drug candidates and external collaborations are expensed as incurred.

The timing and amount of any future expenses, completion dates, and revenues related to our drug candidates are subject to significant uncertainty due to the early stage of our development programs. We do not know if we will be successful in developing any of our drug candidates. The timing and amount of our research and development expenses will depend upon the costs associated with the present and potential future clinical trials of our drug candidates, any related expansion of our research and development organization, regulatory requirements, advancement of our pre-clinical programs and manufacturing costs. There are numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate to complete clinical development of a drug candidate, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. The timing and amount of revenues, if any, are equally dependent upon the success of the clinical trials as well as the commercial success of these products in the marketplace, all of which are subject to a variety of risk factors and uncertainties.

During the nine months ended September 30, 2010, we reported an operating loss of $37.9 million and net loss of $43.0 million, including a loss from discontinued operations of $5.1 million. We expect to continue to incur significant net losses for the foreseeable future, and that our losses will fluctuate from quarter to quarter and that such fluctuations might be substantial.

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

For periods prior to the June 14, 2010 spin-off, we were allocated certain expenses from PPD such as executive oversight, risk management, accounting, tax, legal, investor relations, human resources, information technology, facilities and depreciation, but were not allocated the underlying productive assets, such as certain information systems equipment, and furniture and facilities that were not assigned to us, but from which we have benefited. Such expenses have been reflected in the consolidated financial statements as expense allocations from PPD. The basis of these allocations includes full-time equivalent employees for the respective periods presented and square footage of occupied space. See Note 9 in the notes to our consolidated financial statements for further discussion of the allocations.

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

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2010

The following table sets forth amounts from our consolidated financial statements for the three months ended September 30, 2009 compared to the three months ended September 30, 2010.

	Three Months Ended
	September 30,
	2009	2010
Revenue:
Milestones	$—	$—
Royalties	341	270
Service	101	—
Other	—	18

Total revenue	442	288

Direct expenses	60	—
Research and development expenses	349	19,993
Selling, general and administrative expenses	255	1,451
Depreciation and amortization	3	19

Total operating expenses	667	21,463

Operating income (loss)	(225)	(21,175)
Other income	6	1

Income (loss) from continuing operations before provision for income taxes	(219)	(21,174)
Provision for income taxes	—	6

Income (loss) from continuing operations	(219)	(21,180)
Income (loss) from discontinued operations, net of income taxes	(5,477)	—

Net income (loss)	$(5,696)	$(21,180)

Revenue. Total revenue decreased $0.2 million to $0.3 million in the third quarter of 2010 from 2009. The decrease in total revenue was primarily attributable to the decrease in service revenue. Service revenues relate to consulting services provided to customers of PPD. All service contracts remained with PPD upon the spin-off. For the three months ended September 30, 2010, we received royalties of $0.3 million from sales of Priligy, in various countries outside the United States, and from the sale of Nesina in Japan.

Expenses. Research and development, or R&D, expenses increased $19.6 million to $20.0 million in the third quarter of 2010. The increase in R&D expense was due predominately to development costs related to the two therapeutic compounds in-licensed from Janssen-Cilag in November 2009.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the three months ended September 30, 2009 compared to the three months ended September 30, 2010.

	Three Months Ended
	September 30,
	2009	2010	$ Inc (Dec)
R&D expense by project:
MuDelta	$—	$10,524	$10,524
Fluoroquinolone (JNJ-Q2)	—	8,518	8,518
Novel statin (PPD-10558)	299	616	317
Other R&D expense	50	335	285

Total R&D expense	$349	$19,993	$19,644

R&D expenses might fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. We expect the costs related to the programs for the two compounds in-licensed from Janssen-Cilag, if successful, will be $51.0 to $61.0 million over the next two years until the programs are out-licensed to a collaborator. We continue to conduct limited development activities with respect to PPD-10558 while we evaluate alternatives for future development. If advanced, we estimate the costs of development could be $10.0 to $20.0 million over the next one to two years. We plan to continue evaluating other compound partnering opportunities, which could result in significant additional R&D expense in future periods.

Selling, general and administrative, or SG&A expenses, increased $1.2 million to $1.5 million in the third quarter of 2010. The increase in SG&A expenses was the result of additional costs associated with being a stand-alone publicly traded company.

Income Taxes. During 2009 and 2010, we did not record a tax provision related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. Additionally, with the exception of the pre-acquisition federal and state tax filings for Magen BioSciences, Inc. and certain separate state filings, through the June 14, 2010 spin-off our operations were included in the consolidated federal and combined state tax returns of PPD, and the resulting tax attributes have been fully utilized by PPD and are no longer available to us for future use. Subsequent to June 14, 2010, we will file federal and state returns separately from PPD and will be able to use our tax attributes accordingly. However, we anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability.

Results of Operations. Operating loss increased $21.0 million from a loss of $0.2 million in the third quarter of 2009 to a loss of $21.2 million in the third quarter of 2010. This increase in our loss from operations resulted primarily from the $19.6 million increase in R&D expense and the $1.2 million increase in SG&A as described above.

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

Net loss of $21.2 million in the third quarter of 2010 represents a $15.5 million increase from net loss of $5.7 million in the third quarter 2009. Included in the 2009 period was a gain from the sale of businesses of $35.5 million which was included in income (loss) from discontinued operations.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2010

The following table sets forth amounts from our consolidated financial statements for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2010.

	Nine Months Ended
	September 30,
	2009	2010
Revenue:
Milestones	$5,000	$7,500
Royalties	409	1,047
Service	357	75
Other	—	72

Total revenue	5,766	8,694

Direct expenses	247	21
Research and development expenses	1,924	40,227
Selling, general and administrative expenses	1,074	6,230
Depreciation and amortization	8	87

Total operating expenses	3,253	46,565

Operating income (loss)	2,513	(37,871)
Other income	37	6

Income (loss) from continuing operations before provision for income taxes	2,550	(37,865)
Provision for income taxes	—	8

Income (loss) from continuing operations	2,550	(37,873)
Income (loss) from discontinued operations, net of income taxes	23,904	(5,133)

Net income (loss)	$26,454	$(43,006)

Revenue. Total revenue increased $2.9 million to $8.7 million in the first nine months of 2010 from 2009. The increase in total revenue was primarily attributable to a $2.5 million increase in milestone revenue from the $7.5 million milestone payment we earned as a result of regulatory and pricing approvals of Nesina in Japan. In 2009, we received a non-recurring milestone payment in the first nine months of 2009 of $5.0 million earned as a result of regulatory approvals of Priligy in Finland and Sweden. Royalty revenue is based on the sale of approved products by our collaborators. For the nine months ended September 30, 2010, we received royalties of $1.0 million from sales of Priligy, in various countries outside the United States, and from the sale of Nesina in Japan. Service revenues relate to consulting services provided to customers of PPD. All service contracts remained with PPD upon the spin-off.

Expenses. R&D expenses increased $38.3 million to $40.2 million in the first nine months of 2010. The increase in R&D expense was due primarily to development costs related to the two therapeutic compounds in-licensed from Janssen-Cilag in November 2009.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2010.

	Nine Months Ended
	September 30,
	2009	2010	$ Inc (Dec)
R&D expense by project:
MuDelta	$—	$18,349	$18,349
Fluoroquinolone (JNJ-Q2)	—	19,733	19,733
Novel statin (PPD-10558)	997	1,055	58
Other R&D expense	927	1,090	163

Total R&D expense	$1,924	$40,227	$38,303

R&D expenses may fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. We expect the costs related to the programs for the two compounds in-licensed from Janssen-Cilag, if successful, will be $51.0 to $61.0 million over the next two years until the programs are out-licensed to a collaborator. We continue to conduct limited development activities with respect to the novel statin (PPD-10558) while we evaluate alternatives for future development. If advanced, we estimate the costs of development could be $10.0 to $20.0 million over the next one to two years. We plan to continue evaluating other compound partnering opportunities, which could result in significant additional R&D expense in future periods.

SG&A expenses increased $5.2 million to $6.2 million in the first nine months of 2010. The increase in SG&A expenses was the result of $2.6 million in costs incurred in connection with the spin-off and additional costs associated with being a stand-alone publicly traded company.

Income Taxes. During 2009 and 2010, we did not record a tax provision related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. Additionally, with the exception of the pre-acquisition federal and state tax filings for Magen BioSciences, Inc. and certain separate state filings, through the June 14, 2010 spin-off our operations were included in the consolidated federal and combined state tax returns of PPD, and the resulting tax attributes have been fully utilized by PPD and are no longer available to us for future use. Subsequent to June 14, 2010, we will file federal and state returns separately from PPD and will be able to use our tax attributes accordingly. However, we anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability.

Results of Operations. Operating income (loss) decreased $40.4 million from income of $2.5 million in the first nine months of 2009 to a loss of $37.9 million in the first nine months of 2010. This decrease in our income from operations resulted from the $38.3 million increase in R&D expense and the $5.2 million increase in SG&A as described above, offset by a $2.9 million increase in revenue.

In May 2009, PPD completed the disposition of substantially all of the assets of Piedmont Research Center, LLC. Piedmont Research Center, LLC provided pre-clinical research services for clients with anti-cancer agents and other therapeutic candidates. In December 2009, PPD completed the disposition of its wholly owned subsidiary, PPD Biomarker Discovery Sciences, LLC. PPD Biomarker Discovery Sciences, LLC provided biomarker discovery services and participant sample analysis. In May 2010, PPD discontinued operations of its wholly owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program which made up a large portion of the dermatology program. As a result, these business units are shown as discontinued operations for 2009 and 2010. Loss from discontinued operations was $5.1 million for the nine months ended September 30, 2010.

Net loss of $43.0 million in the first nine months of 2010 represents a $69.5 million decrease from net income of $26.5 million in the first nine months of 2009. Included in the 2009 period was a gain from the sale of businesses of $35.5 million which was included in income (loss) from discontinued operations.

Liquidity and Capital Resources

Upon the spin-off on June 14, 2010, PPD provided us with a cash contribution of $100.0 million and we assumed the assets and liabilities of the compound partnering business as of the closing date of the spin-off, with the exception of the dermatology therapeutic discovery unit and any spin-off related cost, which remained with PPD. We expect that this cash contribution will fund our operations and working capital requirements for at least 12 months, based on current operating plans. In addition to this cash contribution, we expect to receive future payments from our existing collaborations that should provide additional support for our operations and working capital requirements.

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

In the first nine months of 2010, our operating activities used $33.3 million in cash as compared to $11.0 million used for the same period in 2009. The change in cash flow was due primarily to a decrease in net income of $69.5 million, a gain on sale of business of $35.5 million in 2009, a decrease in prepaid expenses and other current assets of $2.2 million and increases in accrued expenses of $7.5 million.

In the first nine months of 2010, our investing activities provided $2.8 million in cash. The purchaser of Piedmont Research Center, LLC had an indemnification holdback of $3.5 million, which PPD received in the first nine months of 2010, which was offset by purchases of property and equipment of $0.7 million.

In the first nine months of 2010, our financing activities provided $122.6 million of cash from the $100.0 million in cash contributed by PPD and the $22.6 million net change in investment from parent.

As of September 30, 2010, we had three collaborations that involve potential future expenditures. The first is our collaboration with Alza for Priligy. In connection with this collaboration, we have an obligation to pay a royalty to Lilly of 5% on annual net sales of the compound in excess of $800.0 million. If the related triggering events and product sales occur, we are entitled to receive from Alza future regulatory milestone payments of $15.0 million, sales-based milestone payments of up to $50.0 million, and sales-based royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volume increases, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume. There are currently no ongoing costs of development for this compound.

The second collaboration involving future expenditures is with Janssen-Cilag, which includes two separate agreements, involving the Fluoroquinolone (JNJ-Q2) and MuDelta compounds. The expenses associated with the development of our in-licensed compounds from Janssen-Cilag are expected to be between $51.0 and $61.0 million over the next two years. At the completion of Phase II of each compound, Janssen-Cilag will have the option to continue development and commercialization of each compound. In exchange, we may receive, for each compound, up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages as sales volume increase. At this point in time, potential sales of any of these compounds, as well as the time sales might begin, are too uncertain to forecast with any degree of accuracy.

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

Recent Accounting Pronouncements

In March 2010, the Emerging Issues Task Force of the Financial Accounting Standards Board, or FASB, issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This consensus will apply to milestones in single or multiple-deliverable arrangements involving research and development transactions, and will be effective for fiscal year (and interim periods within those fiscal years) beginning on or after June 15, 2010. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard related to the accounting for revenue arrangements with multiple deliverables. This standard applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. This standard also addresses the unit of accounting for an arrangement involving multiple deliverables and how arrangement consideration should be allocated. This standard will be effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements

Income Taxes

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

Under our current investment policies, we invest our cash and cash equivalents in money market funds which invest in short-term U.S. Treasury securities with insignificant rates of return. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2010