Form 10-Q
period 2011-03-31
Furiex Pharmaceuticals, Inc.
filed 2011-05-03
CIK 1484478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,881,340 shares of common stock, par value $0.001 per share, as of April 30, 2011.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2011
Revenue:
Milestones	$—	$—
Royalties	230	361
Service	63	—

Total revenue	293	361

Direct expenses	16	—
Research and development expenses (Note 7)	6,874	12,877
Selling, general and administrative expenses	1,964	1,821
Depreciation and amortization	34	22

Total operating expenses	8,888	14,720

Operating loss	(8,595)	(14,359)
Other income, net	5	—

Loss from continuing operations before provision for income taxes	(8,590)	(14,359)
Provision for income taxes	—	6

Loss from continuing operations	(8,590)	(14,365)
Loss from discontinued operations, net of income taxes	(2,090)	—

Net loss	$(10,680)	$(14,365)

Loss from continuing operations per basic and diluted share	$(0.87)	$(1.45)

Loss from discontinued operations, net of income taxes per basic and diluted share	$(0.21)	$—

Net loss per basic and diluted share	$(1.08)	$(1.45)

Weighted-average shares used to compute net loss per basic and diluted share (1)	9,881	9,881

(1)	See discussion of share computation at Note 1.

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2010	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$82,030	$67,968
Accounts receivable, net	259	361
Prepaid expenses	226	171
Other current assets	740	—

Total current assets	83,255	68,500

Property and equipment, net	188	166
Goodwill	49,116	49,116

Total assets	$132,559	$117,782

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$96	$76
Accrued expenses (Note 7)	13,767	12,701

Total current liabilities	13,863	12,777
Other long-term liabilities	192	198

Total liabilities	14,055	12,975

Commitments and contingencies (Note 6)

Common stock, $0.001 par value, 40,000,000 shares authorized; 9,881,340 shares issued and outstanding at December 31, 2010 and March 31, 2011	10	10
Preferred stock, $0.001 par value, 10,000,000 shares authorized; No shares issued and outstanding at December 31, 2010 and March 31, 2011	—	—
Paid-in capital	153,638	154,306
Accumulated deficit	(35,144)	(49,509)

Total shareholders’ equity	118,504	104,807

Total liabilities and shareholders’ equity	$132,559	$117,782

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock
	Shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance at December 31, 2010	9,881	$10	$153,638	$(35,144)	$118,504
Stock compensation expense	—	—	668	—	668
Net loss and comprehensive loss	—	—	—	(14,365)	(14,365)

Balance at March 31, 2011	9,881	$10	$154,306	$(49,509)	$104,807

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(10,680)	$(14,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	137	22
Stock compensation expense	—	668

Changes in operating assets and liabilities:
Accounts receivable, net	328	(102)
Prepaid expenses and other current assets	(139)	795
Other long-term liabilities	—	6
Accounts payable	(74)	(20)
Accrued expenses	2,767	(1,066)

Net cash used in operating activities	(7,661)	(14,062)

Cash flows from investing activities:
Purchases of property and equipment	(372)	—
Proceeds from sale of business	3,464	—

Net cash provided by investing activities	3,092	—

Cash flows from financing activities:
Net change in investment from parent	4,569	—
Cash contributed by parent	—	—

Net cash provided by financing activities	4,569	—

Net decrease in cash and cash equivalents	—	(14,062)
Cash and cash equivalents, beginning of the period (2)	6	82,030

Cash and cash equivalents, end of the period	$6	$67,968

(2)	Cash and cash equivalents at December 31, 2009 related to discontinued operations.

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

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

The significant accounting policies followed by the Company in this Quarterly Report on Form 10-Q are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited combined and consolidated financial statements in accordance with the Securities and Exchange Commission’s Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying combined and consolidated financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company has incurred losses and negative cash flows from operations since the spin-off. Based on current forecasts, the Company believes it has sufficient liquidity to continue its planned operations beyond 2011. The Company’s long-term liquidity needs will largely be determined by the success of its products already in commercialization with partners, key development and regulatory events that may impact the Company’s ability to out-license its development compounds and the receipt of milestone payments related to various development activities. Depending upon the success and timing of receipt of various milestone payments and royalties it may be necessary to do one or more of the following in the future: (a) raise additional capital through equity or debt financings or from other sources; (b) reduce spending on one or more research and development programs; and (c) restructure the Company’s operations. The Company currently receives revenue from royalties on sales of Nesina® and Priligy™. The Company will continue to incur operating losses until revenues from all sources reach a level sufficient to support its ongoing operations.

Basis of Accounting

The accompanying combined and consolidated financial statements, through the date of the spin-off from PPD, have been derived from the combined financial statements and accounting records of PPD from the historical cost basis of the assets and liabilities of the various activities that reflect the combined results of operations, financial condition and cash flows of the discovery sciences segment of PPD. All the business components of the discovery sciences segment have been included in the historical statements because they were managed by common segment management, and because they reflect the historical performance of PPD segment management. The discovery sciences segment of PPD included pre-clinical consulting services that are not being offered by Furiex after the spin-off. All rights and obligations related to pre-clinical consulting services and the definitive purchase agreement related to PPD Dermatology, Inc. were retained by PPD. See Note 3 for further discussion of PPD Dermatology, Inc.

The Company was allocated certain expenses from PPD, such as executive oversight, risk management, accounting, tax, legal, investor relations, human resources, information technology, stock compensation, and facilities services and depreciation, but was not allocated the underlying productive assets, such as certain information systems equipment, furniture and facilities that were not assigned to the Company but from which the Company benefited. Such expenses have been included in the combined and consolidated financial statements as expense allocations from PPD for periods prior to the spin-off. The basis of these allocations included full-time equivalent employees for the respective periods presented and square footage of occupied space. See Note 7 for further discussion of the allocations.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

Management believes that the assumptions and allocations underlying the combined and consolidated financial statements are reasonable. The financial information in these combined and consolidated financial statements does not include all of the expenses that would have been incurred had the Company been a separate, stand-alone publicly traded entity prior to the spin-off. The combined and consolidated financial statements include the operations of PPD Dermatology, Inc. In addition, pre-clinical consulting services were not contributed to the Company at the time of the spin-off. As such, the financial information herein does not reflect the results of operations or cash flows of the Company had it been a separate, stand-alone entity during the periods presented prior to the spin-off.

Principles of Combination and Consolidation

The accompanying combined and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and include the accounts of Furiex Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Earnings Per Share

The net loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reporting period. For all periods presented, the computation of net loss per basic and diluted share and the weighted-average shares outstanding are calculated based on the 9,881,340 shares issued in connection with the spin-off on June 14, 2010. The calculation of net loss per diluted share is the same as net loss per basic share since the inclusion of any potentially dilutive securities would be anti-dilutive. As discussed in Note 5, all potentially dilutive securities relate to 839,642 stock options issued as part of the Company’s share-based compensation plan in June 2010 after the spin-off from PPD.

Separation Costs

The Company incurred legal, tax and other costs specifically associated with the spin-off, which are recorded as a component of selling, general and administrative expenses. The amount for the three month period ended March 31, 2010 was $1.3 million.

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

Concentration of Credit Risk

The Company’s collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. One collaborator accounted for the majority of the Company’s revenue for the three month period ended March 31, 2010. Two collaborators accounted for the Company’s revenue for the three month period ended March 31, 2011. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Two collaborators accounted for 100% of the Company’s receivable balance as of March 31, 2011.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

Research and Development Expenses

Research and development costs consist primarily of costs associated with pre-clinical studies, non-clinical studies and the clinical trials of the Company’s product candidates, development materials, patent costs, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work and consulting services. The Company charges research and development costs to operations as incurred, and discloses them in the combined and consolidated statements of operations.

Research and development costs include clinical research services provided by PPD, pre-clinical testing and clinical drug manufacturing provided by third parties, the direct cost of the Company’s personnel managing the programs and upfront and milestone payments to the Company’s collaborators.

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

For the three month period ended March 31, 2011, the Company has recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes. The amount reflected in the statements of operations for the three month period ended March 31, 2011 is the tax effect of the tax amortization of this item. Because the associated deferred tax liability relates to an indefinite-lived intangible, the Company does not consider this item in computing the valuation allowance related to the Company’s net deferred tax assets. As of March 31, 2011, the deferred tax liability associated with this intangible asset, reflected in other long-term liabilities within the combined and consolidated balance sheets, was approximately $0.2 million.

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

(unaudited)

(dollars in tables in thousands)

Realizability of Carrying Value of Long-Lived Assets

The Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets might not be recoverable. This evaluation is based on various analyses, including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment.

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board, or FASB, issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This consensus will apply to milestones in single or multiple-deliverable arrangements involving research and development transactions, and will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s combined and consolidated financial statements.

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

3. Discontinued Operations

In April 2009, PPD acquired 100 percent of the outstanding equity interests of Magen BioSciences, Inc., or Magen, a biotechnology company focused on the development of dermatologic therapies. In May 2010, PPD discontinued the operations of its wholly owned subsidiary, PPD Dermatology, Inc., formerly Magen, due to unfavorable efficacy data associated with its MAG-131 program. As a result, this business unit is recorded as discontinued operations in the accompanying combined and consolidated financial statements for 2010.

None of the business assets or liabilities of Magen were contributed to the Company and all rights and liabilities remained with PPD after the spin-off on June 14, 2010. The loss from discontinued operations of this business unit is reported as discontinued operations within the combined and consolidated statements of operations.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

4. Goodwill

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

The fair value of goodwill could be materially impacted by adverse changes such as declines in operating results, a decline in the valuation of pharmaceutical and biotechnology company stocks, including the valuation of the Company’s own common stock, a significant slowdown in the worldwide economy or the pharmaceutical and biotechnology industry, changes in forecasted results including development and regulatory events that may impact the Company’s ability to out-license its development compounds and the receipt of milestone payments related to various development activities, or the delay or abandonment of any research and development programs.

5. Share-Based Compensation

The Company has adopted an equity incentive plan, the Furiex Pharmaceuticals, Inc. 2010 Stock Plan, or the Plan. The Company is authorized to issue a total of 1,778,641 shares under the Plan. The Plan is intended to provide incentives to employees, directors and consultants through the issuance of common stock-based awards, including restricted stock, stock options, stock appreciation rights and other equity based awards. The Plan is administered by a committee designated by its Board of Directors.

During the year ended December 31, 2010, the Company granted 839,642 stock options to employees, directors, and consultants, with a weighted-average exercise price of $9.11. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the most recent Nasdaq closing price of the Company’s stock on the date of grant. No options were granted for the three month period ended March 31, 2010 or March 31, 2011 from the Plan.

The weighted-average grant date fair value per share was determined using the Black-Scholes option-pricing method. The weighted-average grant date fair value per share and aggregate fair value of options granted to employees and directors during the year ended December 31, 2010 was $5.95 and $3.8 million, respectively. The weighted-average grant date fair value per share and aggregate fair value of options granted to consultants during the year ended December 31, 2010, was $7.36 and $1.5 million, respectively. The amount of stock compensation expense related to consultant option grants, classified in selling, general and administrative expenses within the statements of operations, is adjusted to fair value at the end of each financial reporting period using the Black-Scholes option-pricing method until such options vest.

Expected option lives are based on the simplified method, and volatilities used in fair valuation calculations are based on a benchmark of peer companies with similar expected lives. The related expense is recognized on a straight-line basis over the vesting period. Share-based compensation expense recognized for Company employees, directors, and consultants under the Plan included in the statements of operations for the three month period ended March 31, 2011 was approximately $668,000.

As of March 31, 2011, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to employees, directors, and consultants was approximately $4.5 million, and will be recognized over a weighted-average period of 2.14 years for employees and directors, and 2.21 years for consultants. As of March 31, 2011, the Company had options outstanding to purchase an aggregate of approximately 837,000 shares of its common stock.

6. Commitments and Contingencies

The Company is involved in compound development and commercialization collaborations. The Company developed a risk-sharing research and development model with pharmaceutical and biotechnology companies to advance compounds to commercialization. Through collaborative arrangements based on this model, the Company works with its collaborators by sharing the risks and potential rewards associated with the development and commercialization of drugs with its collaborators. As of March 31, 2011, the Company’s four main collaborations were with Janssen Pharmaceutica, N.V., or Janssen (an affiliate of Johnson & Johnson), Ranbaxy Laboratories, Ltd., or Ranbaxy, Alza Corporation, or Alza, and Takeda Pharmaceuticals Company Limited, and relate to, respectively, the Fluoroquinolone, or JNJ-Q2, and MuDelta compounds, a novel statin compound, or PPD-10558, the product Priligy, and the product Nesina.

As of March 31, 2011, the Company had three collaborations that involve potential future expenditures. The first is its collaboration with Alza for Priligy. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company of

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

5% on annual net sales of the compound in excess of $800.0 million. If the related triggering events and product sales occur, the Company is entitled to receive from Alza future regulatory milestone payments of $15.0 million, sales-based milestone payments of up to $50.0 million, and royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volume increases, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume. The Company is not obligated to pay any ongoing costs of development for this compound.

The second collaboration involving future expenditures is with Janssen, which includes two separate agreements involving the JNJ-Q2 and MuDelta compounds. The Company expects expenses associated with the development of the compounds in-licensed from Janssen to be between $40.0 and $45.0 million over the next two years. At the completion of Phase II of each compound, Janssen will have the option to continue development and commercialization of each compound. In exchange, the Company may receive, for each compound, up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages as sales volume increase. In the event Janssen elects not to continue either program, the Company has the option to continue developing and commercializing the compound for both programs and the Company would be obligated to pay Janssen, for each compound, up to $50.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, and, if approved for marketing, sales-based royalties increasing from the mid-to upper-single digit percentages as sales volume increases. See Note 8 for further discussion regarding the JNJ-Q2 compound.

The third collaboration involving future expenditures is with Ranbaxy for a novel statin compound, PPD-10558. If the Company develops this product and it attains regulatory approval, and in addition, the product meets specific commercialization and sales milestones, the total amount of potential clinical and sales-based milestones that the Company is obligated to pay Ranbaxy would be $43.0 million. The Company would also be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. The Company will be solely responsible and will bear all costs and expenses for the development, manufacture, and marketing of the compound and licensed products. The Company estimates the cost of development will be $10.0 to $12.0 million over the next two years. If the Company exercises its right to terminate early, other than for safety or efficacy reasons, a material product failure or Ranbaxy breach, the Company must pay Ranbaxy $1.0 million.

7. Related Party Transactions

Corporate Overhead Allocations

For the periods prior to the June 14, 2010 spin-off, the Company’s operations were fully integrated with PPD, including executive services, finance, treasury, corporate income tax, human resources, information technology, facilities, legal services and investor relations services. The accompanying combined and consolidated financial statements reflect the application of estimates and allocations of operating expenses. Management believes the methods used to allocate these operating expenses were reasonable. The allocation methods included relative time devoted by executive management to the Company’s business, and the related benefit received by the Company for other services.

Allocations of expense for these services of $0.3 million associated with continuing operations and $0.3 million associated with discontinued operations for the three month period ended March 31, 2010 are reflected in the accompanying combined and consolidated statements of operations.

Research and Development Services

PPD performed drug development work for the Company prior to June 14, 2010, and the expenses related to these services are included in research and development expenses in the accompanying combined and consolidated financial statements. Such amounts were $2.3 million for the three month period ended March 31, 2010.

PPD has continued to provide the Company services after the spin-off. Two members of the Company’s Board of Directors hold board positions with PPD. For the three month period ended March 31, 2011, the Company recognized expenses of approximately $8.4 million related to PPD. As of March 31, 2011, the Company owed PPD approximately $8.2 million for services rendered.

Transfer of Proceeds from Sale of Business

During 2009, PPD disposed of Piedmont Research Center, LLC. The cash proceeds of $3.5 million received from this transaction in 2010 for the payment of an outstanding escrow account were transferred to PPD prior to the spin-off on June 14, 2010 and all rights and liabilities related to Piedmont Research Center, LLC remained with PPD after the spin-off on June 14, 2010.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

8. Subsequent Events

On April 18, 2011, Janssen announced on its web site that in connection with a broad strategic review of its portfolio of infectious disease programs, it will be redirecting its research and development efforts toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen elected not to exercise its option to continue the development of the JNJ-Q2 compound. On April 19, 2011 the Company issued a press release announcing it had acquired full exclusive license rights to develop and commercialize the JNJ-Q2 compound under its existing development and license agreement with Janssen.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains forward-looking statements. All statements other than statements of historical facts are forward-looking statements, including any projections of milestones, royalties or other financial items, any statements of the plans and objectives of management for the future operations, any statements concerning research and development, proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes”, “might”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential” or “continue”, or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

About Furiex Pharmaceuticals

We are a drug development collaboration company that uses innovative, clinical development strategies to increase the value of partnered pharmaceutical assets and accelerate their development timelines. We collaborate with pharmaceutical and biotechnology companies to increase the value of their drug candidates by applying our novel approach to drug development that we believe expedites research and development decision-making and can shorten drug development timelines. We share the risk with our collaborators by running and financing drug development up to agreed clinical milestones, and in exchange, we share the potential rewards, receiving milestone and royalty payments for any successful drug candidates. This business model is designed to help feed product pipelines and deliver therapies to improve lives. Furiex spun-off from Pharmaceutical Product Development, Inc., or PPD, becoming an independent publicly traded company on June 14, 2010.

Our Business Strategy

Our strategy is to leverage our drug development experience to in-license, develop and out-license novel drug candidates that address medical conditions with large unmet markets. We look to invest in drugs whose targets have scientific or clinical validation, and to study disease indications that have a relatively straightforward path to regulatory approval and a large potential addressable market. We subject every potential drug candidate we consider to a rigorous due diligence review process by our team of experts who possess experience in all aspects of the drug development process. This approach has enabled us to build what we believe is a strong, diversified portfolio of products and product candidates. We plan to continue to build our pipeline by seeking to identify and in-license or acquire promising compounds and by developing strong partnerships in the pharmaceutical and biotechnology sectors.

Our Portfolio

We have three compounds in clinical development, two currently in Phase II and one that is Phase III-ready. In addition, we have two products, Priligy™ and Nesina®, that are currently marketed outside of the United States by our collaborators. We are eligible to receive regulatory milestone payments plus worldwide sales royalty and milestone payments, and have no further cost or development obligations for these products.

Compounds in Clinical Development

We continue to move our compounds through development and are executing on our strategic plan to have Proof of Concept results on all three of these pipeline assets by early 2012. We are optimistic that these ongoing Proof of Concept studies will succeed, creating significant value for Furiex. Updates on individual programs are provided below.

MuDelta

MuDelta is a novel agent that currently is being developed for treatment of diarrhea-predominant irritable bowel syndrome, or IBS-D. In mid-April, we completed the enrollment of our Phase II study, in line with our projected timelines, with a total of 807 patients randomized. We anticipate being able to announce top line results of the study by the end of the third quarter of 2011. Last quarter, we announced that we had completed an interim analysis of the data and elected to continue the study.

About MuDelta and IBS-D:

Diarrhea-predominant irritable bowel syndrome, which is characterized by chronic abdominal pain and frequent diarrhea, affects approximately 28 million patients in the United States and the five major EU countries. Studies have demonstrated that IBS-D is associated with work absenteeism, high medical costs and low quality of life. We believe the market for prescription treatments for IBS-D is underserved due to the limited number of available treatments and the adverse side effects associated with those treatments. MuDelta is a novel agent that we are studying for the treatment of IBS-D. It is a mu-opioid receptor agonist and a delta-opioid receptor antagonist. Pharmacology data suggest that this drug acts locally in the digestive tract, thus we believe it should have a low risk of systemic side effects.

We have a development and license agreement with Janssen Pharmaceutica, N.V., or Janssen, under which it has the right to continue development and commercialization of the product after we complete Phase II development. In that case, Janssen would bear the expenses for development, manufacture and marketing of the compound after Phase II, and Furiex would be eligible to receive up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages based on worldwide sales. If Janssen does not take over development and commercialization, and if we then elect to progress development of the product, we will owe Janssen milestone payments and royalties.

Fluoroquinolone (JNJ-Q2)

JNJ-Q2 is a novel broad-spectrum fluoroquinolone antibiotic that is being developed for acute bacterial skin and skin structure infections, or ABSSSI, as well as community-acquired bacterial pneumonia, or CABP. This product is effective in treating methicillin-resistant Staphylococcus, or Staph, aureus, or MRSA, a bacteria that commonly causes skin and soft tissue infections, and is resistant to many antibiotics. On April 19, 2011 we announced that the Company had acquired full exclusive license rights to develop and commercialize JNJ-Q2 under its existing development and license agreement with Janssen. On April 18, 2011, Janssen announced on its web site that after a broad strategic review of its portfolio in infectious diseases, it will be redirecting its R&D investments toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen informed Furiex of its decision not to exercise its option under the agreement that gave Janssen the opportunity to continue development of JNJ-Q2. Furiex acquired rights to JNJ-Q2 as a result of Janssen’s decision not to exercise this option. Under the agreement, Janssen may receive up to $50.0 million in future regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments, and sales-based royalties increasing from the mid-to upper- single digit percentages as sales volume increases. Royalties are to be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

We are confident in both the clinical data and the market opportunity for JNJ-Q2, and are energized by the opportunity that has been created by our acquisition of rights to the product. Based on the success of the Phase II study in ABSSSI, where JNJ-Q2 was demonstrated to be both safe and effective, we intend to pursue further development of the product. We will evaluate both strategic partnering opportunities with pharmaceutical companies, as well as financing options to fund Phase III studies. Acquiring rights to JNJ-Q2 allows us to focus on Phase III development for the ABSSSI indication, and we plan to move forward with the ABSSSI indication ahead of the CABP indication. We believe that staggering these development programs will enable the product to get to market sooner. To this end, we are planning an End-of-Phase II meeting with the Food and Drug Administration, or FDA, this summer, where we plan to discuss the agency’s requirements for Phase III development and approval for the ABSSSI indication.

Our Phase II pneumonia study is ongoing, although the enrollment process is slow because the study is designed to follow the stringent patient enrollment criteria specified in the FDA’s 2009 guidance for the development of antimicrobial drugs for pneumonia. Despite these challenges, we have elected to continue this study because we believe a second indication has the potential to add value to this asset. Over the past few months, we have been recruiting additional study sites ex-US including hospitals in Latin America, which will enable us to recruit patients during the southern hemisphere winter. We are also recruiting patients from hospitals in eastern Europe to help boost enrollment in the northern hemisphere winter of 2011-2012. We have also modified the protocol, which we believe will improve enrollment rates.

We recently obtained data from a small Phase I pharmacokinetic study in eight healthy volunteers, which was designed to measure the lung penetration of JNJ-Q2, an accepted predictor of efficacy for the treatment of community-acquired pneumonia. Volunteers were dosed orally with JNJ-Q2 and then underwent a bronchoscopic procedure to measure pulmonary drug levels. Our data show that levels of JNJ-Q2 in epithelial lining fluid of the lung are, on average, about 50-fold higher than levels in plasma, and levels in alveolar macrophages (which are inflammatory cells in the air sacs of the lung) were 150-fold higher, on average, than levels of JNJ-Q2 in plasma. The excellent lung penetration of JNJ-Q2, coupled with its potent bactericidal activity for pneumonia pathogens suggests that the drug should be effective in community-acquired pneumonia. Although we did not directly compare JNJ-Q2 to the other antibiotics in this lung study, we have benchmarked these results to the literature, which suggests that lung penetration of JNJ-Q2 is more than 10-times greater than the marketed fluoroquinolones: levoquin, moxifloxacin, and ciprofloxacin.

We also have new in vitro microbiology surveillance data to report. In vitro microbiology data provide information about how well antibiotics such as JNJ-Q2 work in the “test tube” to kill various types of bacteria. In vitro microbiology studies serve as good early predictors of whether a particular antibiotic is likely to cure a specific type of bacterial infection in patient. However, to demonstrate clinical efficacy, new drugs must be tested in patients with infections of these various bacteria.

•

JNJ-Q2 has been demonstrated to have excellent activity (MIC90 ≤ 0.25 ) against Staph strains that have become resistant to the three drugs that are commonly used for severe MRSA infection: linezolid, vancomycin, and daptomycin.

•

JNJ-Q2 has been demonstrated to have potent in vitro activity against 75 different strains of Neisseria gonorrhoeae (MIC90 ≤ 0.25 µg/ml), including strains that are highly resistant to ciprofloxacin, a fluoroquinolone that can no longer be used to treat gonorrhea due to resistance. This new information suggests the possibility of developing JNJ-Q2 in the future for new indications including treatment of both gonorrhea and pelvic inflammatory disease, where there is increasing unmet need due to significant emerging drug resistance in the community. In 2009, the Centers for Disease Control and Prevention, or CDC, indicated its concern that there is only one remaining class of antibiotics, third generation cephalosporins, that is effective against gonorrhea. It is also concerned that Neisseria gonorrhoeae is developing resistance in the Far East, which can spread globally. Although Furiex is not currently planning clinical development programs for these indications at this time, we will further assess the development potential for JNJ-Q2 in management of this emerging public health concern.

About JNJ-Q2:

Community-acquired bacterial pneumonia and acute bacterial skin and skin structure infections (formerly known as complicated skin and skin structure infections), are a growing public-health threat due to increasing drug resistance of established antibiotics to causative pathogens. Fluoroquinolone antibiotics, which are used to treat these and other conditions, generated $7 billion in sales in 2009.

JNJ-Q2 is a novel broad-spectrum fluoroquinolone antibiotic that has broad, potent bactericidal coverage against two important drug-resistant pathogens: methicillin-resistant Staph aureus; and drug-resistant Streptococcus pneumoniae. In addition, it is highly active against other common and difficult to treat bacteria, including those that are gram-negative, gram-positive, atypical or anaerobic infections, and has a low propensity for development of drug resistance. These attributes make JNJ-Q2 an excellent candidate for treatment of both skin and respiratory infections. We are developing both intravenous and oral formulations of JNJ-Q2 to enable its use in a variety of clinical settings. JNJ-Q2 has the potential to be an important treatment for skin infections, which commonly involve methicillin-resistant Staph aureus and for which there are limited treatments with both intravenous and oral formulations. When patients with serious infections present to clinics or hospitals, it generally takes days to identify the causative pathogen. For this reason, we believe JNJ-Q2, which covers a large spectrum of pathogens, including bacteria with emerging resistance, is a very attractive development candidate for the growing skin and pneumonia markets.

In November 2011, we reported positive results for a Phase II Proof of Concept study in patients with ABSSSI. JNJ-Q2 demonstrated non-inferiority for both early response endpoints based on the new FDA guidance, as well as for clinical cure endpoints (intent-to-treat population). JNJ-Q2 had positive results for both clinical cure and early response endpoints. We are currently conducting a Phase II Proof of Concept study in patients who need hospitalization for CABP: patients initially receive IV therapy and are then switched to oral treatment as their pneumonia improves.

PPD-10558

Chronic muscle problems are reported to occur in up to 10% of statin users, limiting both their exercise tolerance as well as their ability to reach their target cholesterol levels. PPD-10558 is a novel statin; its pharmacologic and toxicological properties suggest that it might have a lower risk of statin-associated myalgia, or SAM, than currently marketed statins. We are pleased to announce we began dosing patients in our Phase II study in mid-April 2011. The study is evaluating the incidence of SAM in patients who have been intolerant to currently marketed statins, and comparing myalgia rates in in following three treatments: PPD-10558, atorvastatin (Lipitor ®), and placebo. Enrollment is on target, and, based on current patient recruitment rates, we anticipate having results in the first quarter of 2012. A large number of practitioners and patients have expressed interest in participating in this study; we believe that this high level of interest underscores the strong need for novel cholesterol-lowering treatments in patients with SAM.

The US Patent Office has issued a patent covering the composition of matter for PPD-10558, for which we have an exclusive license. We estimate the term of this patent will be until 2026. There might be opportunity to extend the patent based on the time taken to regulatory approval, possibly to 2031.

About PPD-10558 and Statin-Associated Myalgia (SAM):

Statins are highly-effective therapies for lowering cholesterol, which helps prevent heart attacks and strokes and leads to lower death rates from these potentially devastating events. One of the most common side effects of statins is chronic muscle pain, sometimes associated with weakness, known as statin-associated myalgia. Chronic muscle problems are reported to occur in up to 10% of statin users, limiting both their exercise tolerance as well as their ability to reach their target cholesterol levels. Given that the overall high cholesterol, or dyslipidemia, market is estimated to be more than $35 billion, the statin-intolerant population represents a large potential market.

PPD-10558 is a novel statin for which we have exclusive license rights from Ranbaxy Laboratories, Ltd., or Ranbaxy. Ranbaxy retained co-marketing rights for the compound in India, and for generic forms of the compound in countries where such generic forms are already being sold. Pre-clinical and Phase I human studies suggest that PPD-10558 has similar cholesterol-lowering efficacy as atorvastatin (Lipitor®), a best-in-class statin. The pharmacologic and toxicological profile of PPD-10558 suggests it might have a lower risk of muscle-related toxicity than currently marketed statins.

If we develop PPD-10558 further, it is approved and commercialized, and it meets specific commercialization and sales milestones, the potential clinical and sales-based milestones that we are obligated to pay Ranbaxy would total $43.0 million. We also would be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. We would be solely responsible and will bear all costs and expenses for the development, manufacture, and marketing of the compound and licensed products.

Marketed Products

Nesina (alogliptin)

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

Nesina has been marketed in Japan since the second quarter of 2010. Nesina is approved in Japan for treatment of T2D as monotherapy, for use in combination with alpha-glucosidase inhibitors, biguanides, sulfonylureas, and thiazolidinediones. The thiazolidinedione drug class includes Takeda’s Actos®(pioglitazone), which is a multi-billion dollar a year product.

Takeda Pharmaceutical Company Limited, or Takeda, the developer of Nesina, has filed two New Drug Applications, or NDAs, with the FDA, one for Nesina and one for the fixed dose combination of Nesina and Actos. Takeda received complete responses from the FDA for both NDAs, requesting Takeda conduct an additional cardiovascular safety outcome trial to satisfy the FDA’s December 2008 guidance on anti-diabetic therapies. This outcomes trial, the EXAMINE study, is ongoing. Takeda plans to conduct an interim analysis of the EXAMINE trial, with possible submission to FDA by the end of 2011, depending on the results of the analysis. Takeda has indicated that it intends to file for marketing approval of Nesina, Nesina/Actos, and Nesina/Metformin both in the United States and Europe, and it anticipates launches in the 2012 and 2013-2014 time frames, respectively. Takeda is also planning regulatory submissions for marketing authorization in regions of Latin America and Asia.

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

Priligy (dapoxetine)

Priligy is the trade name for dapoxetine, a drug in tablet form specifically indicated for the “on-demand” treatment of premature ejaculation, or PE. It is the first oral medication to be approved for PE. The reported percentage of men affected with PE at some point during their lives ranges from 4% to 30%, depending on the methodology and criteria used. Priligy is a unique, short-acting, selective serotonin reuptake inhibitor, or SSRI, designed to be taken only when needed, one to three hours before sexual intercourse, rather than every day. Priligy has been studied in five randomized, placebo-controlled Phase III clinical trials involving more than 6,000 men with PE and is approved and marketed in numerous countries in Europe, Asia-Pacific and Latin America.

Janssen is conducting a US study evaluating Priligy in conjunction with PDE-5 inhibitors in patients who have concurrent premature ejaculation and erectile dysfunction. An observational safety study in the EU and an open label flexible dosing study in Asia are continuing to enroll patients with PE.

We acquired Priligy from Eli Lilly and Company, or Lilly, and out-licensed it to Alza Corporation, or Alza, and it is currently being marketed by Alza’s affiliate Janssen. Under our license agreement with Alza, we have the right to receive up to $15.0 million in additional regulatory milestone payments, up to $50.0 million in sales-based milestone payments, and sales-based royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volume increases, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume based on the level of Priligy sales worldwide. We must pay Lilly a royalty of 5% on annual sales in excess of $800.0 million. We are actively evaluating the possibility of restructuring our existing deal with Alza that involves Priligy. This transaction might require that we negotiate additional out-licenses or collaborations, and might require additional external financing.

Results of Operations

The Company’s business consists solely of compound development and collaborative activities. Accordingly, the Company operates in one reportable business segment. Historically, our revenues consisted primarily of milestone and royalty payments from collaborators. For the three month period ended March 31, 2010, our revenue included $0.2 million in royalties from the sale of Priligy by our collaborator, Alza. For the three month period ended March 31, 2011, our revenue includes $0.4 million in royalty revenue from the sale of Priligy and Nesina by our collaborators, Alza and Takeda.

We incurred research and development expenses of $6.9 million and $12.9 million for the three months ended March 31, 2010 and 2011, respectively. Our research and development expenses include costs incurred for our pre-clinical and clinical-stage drug candidates, including the novel statin, PPD-10558, and the two compounds in-licensed from Janssen. Research and development expenses associated with the JNJ-Q2 drug candidate continue to be below forecast, as the enrollment of the CABP study for JNJ-Q2 continues to be slower than planned; the steps that the Company has taken to increase the rate of enrollment in the fourth quarter of 2010 and in first quarter of this year have resulted in an overall increased rate of enrollment from that seen previously, however, the rates are still below plan. If enrollment continues at this level we will see further extension in the project timelines which could increase the cost of the study.

We expect research and development expenses to increase from the quarter ended March 31, 2011, to be fairly consistent for the next two fiscal quarters, and then to decline as we continue work on Phase II clinical trials for our three drug candidates. These expenses include CRO services provided by PPD, non-clinical testing and clinical trial material manufacturing provided by third parties, and the direct cost of our personnel managing the programs and payments to third parties. All research and development expenses for our drug candidates and external collaborations are expensed as incurred.

For the three month period ended March 31, 2011, we reported an operating loss and net loss of $14.4 million. We expect to continue to incur additional losses, and expect that our results will fluctuate from quarter to quarter and that such fluctuations might be substantial.

Our business is subject to various risks and uncertainties. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for information on these risks and uncertainties.

Basis of Accounting

The accompanying combined and consolidated financial statements for periods prior to June 14, 2010, have been derived from the combined financial statements and accounting records of PPD, and from the historical cost basis of the assets and liabilities of the various activities that reflect the combined results of operations, financial condition and cash flows of the discovery sciences segment of PPD. All the business components of the discovery sciences segment have been included in the historical statements because they were managed by common PPD segment management, and because they reflected historical performance of segment management.

In May 2010, PPD discontinued operations of its wholly owned subsidiary PPD Dermatology, Inc., formerly Magen Biosciences, Inc., due to unfavorable efficacy data associated with the MAG-131 program. This business unit is recorded as discontinued operations in the statements of operations. Additionally, the discovery sciences segment included pre-clinical consulting services not offered by us. All rights and obligations related to pre-clinical consulting services and the definitive purchase agreements related to PPD Dermatology, Inc. have been retained by PPD.

For periods prior to the June 14, 2010 spin-off, we were allocated certain expenses from PPD such as executive oversight, risk management, accounting, tax, legal, investor relations, human resources, information technology, facilities and depreciation, but were not allocated the underlying productive assets, such as certain information systems equipment, and furniture and facilities that were not assigned to us, but from which we have benefited. Such expenses have been reflected in the combined and consolidated financial statements as expense allocations from PPD. The basis of these allocations included full-time equivalent employees for the respective periods presented and square footage of occupied space. See Note 7 in the notes to our combined and consolidated financial statements for further discussion of the allocations.

Management believes that the assumptions and allocations underlying the combined and consolidated financial statements are reasonable. For periods prior to the June 14, 2010 spin-off, the financial information in these combined and consolidated financial statements does not include all expenses that would have been incurred had we been a separate, stand-alone publicly traded entity. For periods prior to the June 14, 2010 spin-off, the combined and consolidated financial statements include assets, liabilities and operations for PPD Dermatology, Inc. and pre-clinical consulting services that are not included in our operations after the spin-off. As a result, the financial information herein does not reflect our financial position, results of operations or cash flows had we been a separate, stand-alone entity during the historical periods presented.

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2011

The following table sets forth amounts from our combined and consolidated financial statements for the three months ended March 31, 2010 compared to the three months ended March 31, 2011.

	Three Months Ended March 31,
(in thousands)	2010	2011
Revenue:
Milestones	$—	$—
Royalties	230	361
Service	63	—

Total revenue	293	361

Direct expenses	16	—
Research and development expenses	6,874	12,877
Selling, general and administrative expenses	1,964	1,821
Depreciation and amortization	34	22

Total operating expenses	8,888	14,720

Operating loss	(8,595)	(14,359)
Other income, net	5	—

Loss from continuing operations before provision for income taxes	(8,590)	(14,359)
Provision for income taxes	—	6

Loss from continuing operations	(8,590)	(14,365)
Loss from discontinued operations, net of income taxes	(2,090)	—

Net loss	$(10,680)	$(14,365)

Revenue. Total revenue increased $0.1 million to $0.4 million in the first quarter of 2011 from 2010. The increase in total revenue was primarily attributable to an increase in royalty revenue of $0.1 million related to the sales of Priligy in various countries outside the United States and from the sales of Nesina in Japan. All service contracts remained with PPD upon the spin-off.

Expenses. Research and development, or R&D, expenses increased $6.0 million to $12.9 million in the first quarter of 2011. The increase in R&D expense was due predominantly to development costs related to the MuDelta therapeutic compound in-licensed from Janssen in November 2009 and the PPD-10558 compound, partially offset by reduced spending for the JNJ-Q2 compound.

The following table sets forth amounts from our combined and consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the three months ended March 31, 2010 compared to the three months ended March 31, 2011.

	Three Months Ended March 31,
(in thousands)	2010	2011	$ Inc (Dec)
R&D expense by project:
MuDelta	$2,621	$6,046	$3,425
Fluoroquinolone (JNJ-Q2)	3,638	2,732	(906)
Novel statin (PPD-10558)	109	3,690	3,581
Other R&D expense	506	409	(97)

Total R&D expense	$6,874	$12,877	$6,003

R&D expenses may fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. We expect the costs related to the programs for the two compounds in-licensed from Janssen, if successful, will be $40.0 to $45.0 million over the next two years until the programs are out-licensed to a collaborator. We continue to advance development activities with respect to PPD-10558. We estimate the costs of development will be $10.0 to $12.0 million over the next two years. We plan to continue evaluating other compound partnering opportunities, which could result in significant additional R&D expense in future periods.

Selling, general and administrative, or SG&A expenses, decreased $0.1 million to $1.8 million in the first quarter of 2011 from the first quarter of 2010. The decrease in SG&A expenses was the result of costs associated with the spin-off incurred during the first quarter of 2010 of $1.3 million, partially offset by additional costs associated with being a stand-alone public company.

Income Taxes. During 2010 and 2011, we did not record a tax provision related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. Additionally, with the exception of the pre-acquisition federal and state tax filings for Magen BioSciences, Inc. and certain separate state filings, through the June 14, 2010 spin-off our operations were included in the consolidated federal and combined state tax returns of PPD, and the resulting tax attributes have been fully utilized by PPD and are no longer available to us for future use. Subsequent to June 14, 2010, we will file federal and state returns separately from PPD and will be able to use our tax attributes accordingly. However, we anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability. For the three month period ended March 31, 2011, the Company has recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes.

Results of Operations. Operating loss increased $5.8 million from a loss of $8.6 million in the first quarter of 2010 to a loss of $14.4 million in the first quarter of 2011. This increase in our loss from operations resulted primarily from the $6.0 million increase in R&D expense as described above.

In May 2010, PPD discontinued operations of its wholly-owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program which made up a large portion of the dermatology program. As a result, this business unit is shown as discontinued operations for 2010.

Net loss of $14.4 million in the first quarter of 2011 represents a $3.7 million increase from net loss of $10.7 million in the first quarter of 2010. Included in the 2010 period was a loss from discontinued operations of $2.1 million related to PPD Dermatology, Inc.

Liquidity and Capital Resources

Upon the spin-off on June 14, 2010, PPD provided us with a cash contribution of $100.0 million and we assumed the assets and liabilities of the compound partnering business as of the closing date of the spin-off, with the exception of the dermatology therapeutic discovery unit and any spin-off related cost, which remained with PPD. We expect that this cash contribution should fund our operations and working capital requirements for at least 12 months, based on current operating plans. In addition to this cash contribution, we expect to receive future payments from our existing collaborations that should provide additional support for our operations and working capital requirements.

The timing and amount of any future expenses, trial completion dates and revenues related to our drug candidates are subject to significant uncertainty. We do not know if we will be successful in developing any of our drug candidates. The timing and amount of our research and development expenses will depend upon the costs associated with the present and potential future clinical trials of our drug candidates, any related expansion of our research and development organization, regulatory requirements, advancement of our pre-clinical programs and manufacturing costs. There are numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of events arising during clinical development. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate to complete clinical development of a drug candidate, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. The timing and amount of revenues, if any, are equally dependent upon the success of the clinical trials as well as the commercial success of these products in the marketplace, all of which are subject to a variety of risk factors and uncertainties.

Our future capital requirements will depend on numerous factors, including, among others: the cost and expense of continuing the research and development activities of our existing candidates; new collaborative agreements that we might enter into in the future; progress of product candidates in clinical trials as it relates to the cost of development and the receipt of future milestone payments, if any; the ability of our licensees to obtain regulatory approval and successfully manufacture and market licensed products; the continued or additional support by our collaborators or other third parties of R&D efforts and clinical trials; time required to gain regulatory approvals; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technologies. In order to develop and obtain regulatory approval for our potential product candidates we might need to raise additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. Additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to our stockholders or our business.

For the three month period ended March 31, 2011, our operating activities used $14.1 million in cash compared to $7.7 million used for the same period in 2010. The increase in net cash used in operating activities of $6.4 million was due primarily to an increase in research and development expenditures of $7.1 million.

There were no investing activities for the three month period ended March 31, 2011. For the three month period ended March 31, 2010, our investing activities provided $3.1 million in cash. The purchaser of Piedmont Research Center, LLC had an indemnification holdback of $3.5 million, which PPD received, offset by purchases of property and equipment of $0.4 million.

There were no financing activities for the three month period ended March 31, 2011. For the three month period ended March 31, 2010, our financing activities provided $4.6 million of cash related to the net change in investment from our former parent.

As of March 31, 2011, we had three collaborations that involve potential future expenditures. The first is its collaboration with Alza for Priligy. In connection with this collaboration, we have an obligation to pay a royalty to Lilly of 5% on annual net sales of the compound in excess of $800.0 million. If the related triggering events and product sales occur, we are entitled to receive from Alza future regulatory milestone payments of $15.0 million, sales-based milestone payments of up to $50.0 million, and royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volume increases, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume. There are no ongoing costs of development for this compound.

The second collaboration involving future expenditures is with Janssen, which includes two separate agreements involving the JNJ-Q2 and MuDelta compounds. We expect expenses associated with the development of the compounds in-licensed from Janssen to be between $40.0 and $45.0 million over the next two years. At the completion of Phase II of each compound, Janssen will have the option to continue development and commercialization of each compound. In exchange, we may receive, for each compound, up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages as sales volume increase. In the event Janssen elects not to continue either program, we have the option to continue developing and commercializing the compound for both programs and we would be obligated to pay Janssen, for each compound, up to $50.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, and, if approved for marketing, sales-based royalties increasing from the mid-to upper-single digit percentages as sales volume increases.

On April 19, 2011 we announced that the Company had acquired full exclusive license rights to develop and commercialize JNJ-Q2 under its existing development and license agreement with Janssen. On April 18, 2011, Janssen announced on its web site that after a broad strategic review of its portfolio in infectious diseases, it will be redirecting its R&D investments toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen informed Furiex of its decision not to exercise its option under the agreement that gave Janssen the opportunity to continue development of JNJ-Q2. Furiex acquired rights to JNJ-Q2 as a result of Janssen’s decision not to exercise this option. Under the agreement, Janssen may receive up to $50.0 million in future regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments, and sales-based royalties increasing from the mid-to upper- single digit percentages as sales volume increases. Royalties are to be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

The third collaboration involving future expenditures is with Ranbaxy for a novel statin compound, PPD-10558. If we develop this product and it attains regulatory approval, and in addition, the product meets specific commercialization and sales milestones, the total amount of potential clinical and sales-based milestones that we are obligated to pay Ranbaxy would be $43.0 million. We would also be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. We will be solely responsible and will bear all costs and expenses for the development, manufacture, and marketing of the compound and licensed products. We estimate the costs of development will be $10.0 to $12.0 million over the next two years. If we exercise our right to terminate early, other than for safety or efficacy reasons, a material product failure or Ranbaxy breach, we must pay Ranbaxy $1.0 million.

We are actively evaluating the possibility of restructuring our existing deal with Alza that involves Priligy. This transaction might require that we negotiate additional out-licenses or collaborations, and might require additional external financing. If required, we might seek funds from new collaborators or from public or private issuances of equity or debt securities. While we believe we will have adequate sources of liquidity to fund our operations for at least 12 months, our sources of liquidity over that time period could be affected by: risks and costs related to our development efforts, regulatory approval and commercialization of our product candidates; changes in regulatory compliance requirements; reliance on existing collaborators and the potential need to enter into additional collaborative arrangements; personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations

There have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Critical Accounting Policies and the Use of Estimates

There have been no significant changes to our critical accounting policies or the use of estimates described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board, or FASB, issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This consensus will apply to milestones in single or multiple-deliverable arrangements involving research and development transactions, and will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s combined and consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Under our current investment policies, we invest our cash and cash equivalents in money market funds that invest in short-term U.S. Treasury securities with insignificant rates of return. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FURIEX PHARMACEUTICALS, INC.
(Registrant)

By	/s/ June S. Almenoff
President and Chief Medical Officer (Principal Executive Officer)

By	/s/ Marshall H. Woodworth
Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

Date: May 3, 2011