Form 10-Q
period 2011-06-30
Furiex Pharmaceuticals, Inc.
filed 2011-08-10
CIK 1484478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,881,340 shares of common stock, par value $0.001 per share, as of July 31, 2011.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue:
Milestones	$7,500	$—	$7,500	$—
Royalties	547	872	777	1,233
Service	12	—	75	—
Other	54	—	54	—

Total revenue	8,113	872	8,406	1,233

Direct expenses	5	—	21	—
Research and development expenses (Note 7)	13,360	13,222	20,234	26,099
Selling, general and administrative expenses	2,815	2,503	4,779	4,324
Depreciation and amortization	34	23	68	45

Total operating expenses	16,214	15,748	25,102	30,468

Operating loss	(8,101)	(14,876)	(16,696)	(29,235)
Other income, net	—	—	5	—

Loss from continuing operations before provision for income taxes	(8,101)	(14,876)	(16,691)	(29,235)
Provision for income taxes	2	6	2	12

Loss from continuing operations	(8,103)	(14,882)	(16,693)	(29,247)
Loss from discontinued operations, net of income taxes	(3,043)	—	(5,133)	—

Net loss	$(11,146)	$(14,882)	$(21,826)	$(29,247)

Loss from continuing operations per basic and diluted share	$(0.82)	$(1.51)	$(1.69)	$(2.96)

Loss from discontinued operations, net of income taxes per basic and diluted share	$(0.31)	$—	$(0.52)	$—

Net loss per basic and diluted share	$(1.13)	$(1.51)	$(2.21)	$(2.96)

Weighted-average shares used to compute net loss per basic and diluted share (1)	9,881	9,881	9,881	9,881

(1)	See discussion of share computation at Note 1.

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2010	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$82,030	$55,687
Accounts receivable, net	259	872
Prepaid expenses	226	279
Other current assets	740	—

Total current assets	83,255	56,838
Property and equipment, net	188	149
Goodwill	49,116	49,116

Total assets	$132,559	$106,103

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$96	$111
Accrued expenses (Note 7)	13,767	14,269

Total current liabilities	13,863	14,380
Other long-term liabilities	192	204

Total liabilities	14,055	14,584

Commitments and contingencies (Note 6)
Common stock, $0.001 par value, 40,000,000 shares authorized; 9,881,340 shares issued and outstanding at December 31, 2010 and June 30, 2011	10	10
Preferred stock, $0.001 par value, 10,000,000 shares authorized; No shares issued and outstanding at December 31, 2010 and June 30, 2011	—	—
Paid-in capital	153,638	155,900
Accumulated deficit	(35,144)	(64,391)

Total shareholders’ equity	118,504	91,519

Total liabilities and shareholders’ equity	$132,559	$106,103

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock
	Shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance at December 31, 2010	9,881	$10	$153,638	$(35,144)	$118,504
Stock compensation expense	—	—	2,262	—	2,262
Net loss and comprehensive loss	—	—	—	(29,247)	(29,247)

Balance at June 30, 2011	9,881	$10	$155,900	$(64,391)	$91,519

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(21,826)	$(29,247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,129	45
Stock compensation expense	—	2,262
Changes in operating assets and liabilities:
Accounts receivable, net	(7,486)	(613)
Prepaid expenses and other current assets	1,842	687
Other long-term liabilities	158	12
Accounts payable	258	15
Accrued expenses	(624)	502

Net cash used in operating activities	(26,549)	(26,337)

Cash flows from investing activities:
Purchases of property and equipment	(460)	(6)
Proceeds from sale of business	3,464	—

Net cash provided by (used in) investing activities	3,004	(6)

Cash flows from financing activities:
Net change in investment from parent	22,636	—
Cash contributed by parent	100,000	—

Net cash provided by financing activities	122,636	—

Net increase (decrease) in cash and cash equivalents	99,091	(26,343)
Cash and cash equivalents, beginning of the period (2)	6	82,030

Cash and cash equivalents, end of the period	$99,097	$55,687

(2)	Cash and cash equivalents at December 31, 2009 related to discontinued operations.

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

The Company has incurred losses and negative cash flows from operations since the spin-off. Based on current forecasts, the Company believes it has sufficient liquidity to continue its planned operations for the next 12 months. The Company’s long-term liquidity needs will largely be determined by the success of its products already in commercialization with partners, key development and regulatory events that may impact the Company’s ability to out-license its development compounds and the receipt of milestone payments related to various development activities. Depending upon the success and timing of receipt of various milestone payments and royalties it may be necessary to do one or more of the following in the future: (a) raise additional capital through equity or debt financings or from other sources; (b) reduce spending on one or more research and development programs; and (c) restructure the Company’s operations. The Company currently receives revenue from royalties on sales of Nesina® and Priligy™. The Company will continue to incur operating losses until revenues from all sources reach a level sufficient to support its ongoing operations.

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

Principles of Combination and Consolidation

The Company prepared the accompanying combined and consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, and includes the accounts of Furiex Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Earnings Per Share

The Company calculates net loss per basic and diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. For all periods presented, the computation of net loss per basic and diluted share and the weighted-average shares outstanding are calculated based on the 9,881,340 shares issued in connection with the spin-off on June 14, 2010. The calculation of net loss per diluted share is the same as net loss per basic share since the inclusion of any potentially dilutive securities would be anti-dilutive. As discussed in Note 5, all potentially dilutive securities relate to stock options issued as part of the Company’s share-based compensation plan after the spin-off from PPD.

Separation Costs

The Company incurred legal, tax and other costs specifically associated with the spin-off, which are recorded as a component of selling, general and administrative expenses. The amounts for the three and six month period ended June 30, 2010 were $1.3 million and $2.6 million, respectively.

Revenue Recognition

The Company generates revenue in the form of upfront payments, development and regulatory milestone payments, royalties and sales-based milestone payments in connection with the out-licensing of compounds. The payment of future milestones and royalties will depend on the success of the Company’s compound development and the Company’s collaborators’ success in developing and commercializing compounds. Upfront payments are generally paid within a short period of time following the execution of an out-license or collaboration agreement. Milestone payments are typically one-time payments to the Company triggered by the collaborator’s achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission approval. Royalties are payments received by the Company based on net product sales of a collaborator. Sales-based milestone payments are typically one-time payments to the Company triggered when aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. The Company recognizes upfront payments, development and regulatory milestone payments, royalty payments, and sales-based milestone payments from its collaborators when the event which triggers the obligation of payment has occurred, there is no further obligation on the Company’s part in connection with the payment, and collection is reasonably assured.

Concentration of Credit Risk

The Company’s collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. Two collaborators accounted for the majority of the Company’s revenue for the six month period ended June 30, 2010 and for the six month period ended June 30, 2011. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Two collaborators accounted for 100% of the Company’s receivable balance as of June 30, 2011.

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

Research and development costs include clinical research services provided by PPD, pre-clinical testing, non-clinical testing and clinical drug manufacturing provided by third parties, the direct cost of the Company’s personnel managing the programs and upfront and milestone payments to the Company’s collaborators.

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

For the three and six month period ended June 30, 2011, the Company has recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes. The amount reflected in the statements of operations for the three and six month period ended June 30, 2011 is the tax effect of the tax amortization of this item. Because the associated deferred tax liability relates to an indefinite-lived intangible, the Company does not consider this item in computing the valuation allowance related to the Company’s net deferred tax assets. As of June 30, 2011, the deferred tax liability associated with this intangible asset, reflected in other long-term liabilities within the combined and consolidated balance sheets, was approximately $0.2 million.

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

Goodwill

The Company assigns to goodwill the excess of the purchase price of a business acquired over the fair value of net tangible assets and identifiable intangible assets at the date of the acquisition. The Company evaluates goodwill for impairment on an annual basis at October 1 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Any impairment could have a material adverse effect on the Company’s financial condition and results of operations.

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

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board, or FASB, issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The Company’s adoption of this standard on January 1, 2011 did not have a material impact on the Company’s combined and consolidated financial statements.

2. Spin-off from Pharmaceutical Product Development Inc.

On June 14, 2010, PPD spun off its compound partnering business through the spin-off of Furiex. PPD contributed substantially all of the compound partnering business components of the discovery sciences segment and $100.0 million of cash to Furiex. All outstanding shares of Furiex were then distributed to PPD shareholders of record on June 1, 2010 as a pro-rata, tax-free dividend of one share of Furiex common stock for every twelve shares of PPD’s common stock.

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

The fair value of goodwill could be materially impacted by adverse changes such as declines in operating results, a decline in the valuation of pharmaceutical and biotechnology company stocks, including the valuation of the Company’s own common stock, a significant slowdown in the worldwide economy or the pharmaceutical and biotechnology industry, development and regulatory events that may impact the Company’s ability to out-license its development compounds or which might impact the receipt of milestone payments related to various development activities, or the delay or abandonment of any research and development programs.

5. Share-Based Compensation

The Company has adopted an equity incentive plan, the Furiex Pharmaceuticals, Inc. 2010 Stock Plan, or the Plan. The Company is authorized to issue a total of 1,778,641 shares under the Plan. The Plan is intended to provide incentives to employees, directors and consultants through the issuance of common stock-based awards, including restricted stock, stock options, stock appreciation rights and other equity based awards. The Plan is administered by a committee designated by the Company’s Board of Directors.

During the three and six month period ended June 30, 2011, the Company granted 304,712 stock options to employees and directors with a weighted-average exercise price of $14.83. During the year ended December 31, 2010, the Company granted 839,642 stock options to employees, directors and consultants, with a weighted-average exercise price of $9.11. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the most recent Nasdaq closing price of the Company’s stock on the date of grant.

The weighted-average grant date fair value per share of options was determined using the Black-Scholes option-pricing method. The weighted-average grant date fair value per share and aggregate fair value of options granted during the three and six month period ended June 30, 2011 was $9.05 and $2.3 million, respectively, for employees, and $8.07 and $0.4 million, respectively, for directors. The weighted-average grant date fair value per share and aggregate fair value of options granted to employees and directors during the year ended December 31, 2010 was $5.95 and $3.8 million, respectively. The weighted-average grant date fair value per share and aggregate fair value of options granted to consultants during the year ended December 31, 2010, was $7.36 and $1.5 million, respectively. The amount of stock compensation expense related to consultant option grants, classified in selling, general and administrative expenses within the statements of operations, is adjusted to fair value at the end of each financial reporting period using the Black-Scholes option-pricing method until such options vest.

Expected option lives are based on the simplified method, and volatilities used in fair valuation calculations are based on a benchmark of peer companies with similar expected lives. The related expense is recognized on a straight-line basis over the vesting period. Share-based compensation expense recognized for Company employees, directors, and consultants under the Plan included in the statements of operations for the three and six month period ended June 30, 2011 was approximately $1.6 million and $2.3 million, respectively.

As of June 30, 2011, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to employees, directors, and consultants was approximately $5.6 million, and will be recognized over a weighted-average period of 1.93 years for employees, 0.89 years for directors, and 1.97 years for consultants. As of June 30, 2011, the Company had options outstanding to purchase an aggregate of approximately 1,142,000 shares of its common stock.

6. Commitments and Contingencies

The Company is involved in compound development and commercialization collaborations. The Company developed a risk-sharing research and development model with pharmaceutical and biotechnology companies to advance compounds to commercialization. Through collaborative arrangements based on this model, the Company works with its collaborators by sharing the risks and potential rewards associated with the development and commercialization of drugs with its collaborators. As of June 30, 2011, the Company’s four main collaborations were with Janssen Pharmaceutica, N.V., or Janssen (an affiliate of Johnson & Johnson), Ranbaxy Laboratories, Ltd., or Ranbaxy, Alza Corporation, or Alza, and Takeda Pharmaceuticals Company Limited, and relate to, respectively: the Fluoroquinolone, or JNJ-Q2, and MuDelta compounds; a novel statin compound, or PPD-10558; the product Priligy; and the product Nesina.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

As of June 30, 2011, the Company had three collaborations that involve potential future expenditures. The first is its collaboration with Alza for Priligy. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800.0 million. If the related triggering events and product sales occur, the Company is entitled to receive from Alza future regulatory milestone payments of $15.0 million, sales-based milestone payments of up to $50.0 million, and royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volume increases, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume. The Company is not obligated to pay any ongoing costs of development for this compound.

The second collaboration involving future expenditures is in respect of the two compounds in-licensed from Janssen: the JNJ-Q2 and MuDelta compounds. On April 18, 2011, Janssen announced that in connection with a broad strategic review of its portfolio of infectious disease programs, it will be redirecting its research and development efforts toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen elected not to exercise its option to continue the development of the JNJ-Q2 compound. On April 19, 2011 the Company announced it had acquired full exclusive license rights to develop and commercialize the JNJ-Q2 compound under its existing development and license agreement with Janssen. The Company plans to continue evaluating other partnering and funding opportunities, which could result in significant additional research and development expense in future periods. The Company may be obligated to pay Janssen, for the JNJ-Q2 compound, up to $50.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid-to upper-single digit percentages as sales volume increases.

At the completion of Phase II development, Janssen will have the option to continue development and commercialization of the MuDelta compound. In exchange, the Company may receive up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages as sales volume increase. In the event Janssen elects not to continue the MuDelta program, the Company has the option to continue developing and commercializing the compound, and the Company would be obligated to pay Janssen up to $50.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid-to upper-single digit percentages as sales volume increases.

The Company expects expenses associated with the Phase II development of the compounds in-licensed from Janssen to be between $30.0 and $35.0 million over the next two years.

The third collaboration involving future expenditures is with Ranbaxy for a novel statin compound, PPD-10558. If the Company develops this product and it attains regulatory approval, and in addition, the product meets specific commercialization and sales milestones, the total amount of potential clinical and sales-based milestones that the Company is obligated to pay Ranbaxy would be $43.0 million. The Company would also be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. The Company will be solely responsible and will bear all costs and expenses for the development, manufacture, and marketing of the compound and licensed products. The Company estimates the remaining cost of Phase II development will be $8.0 to $10.0 million over the next two years. If the Company exercises its right to terminate early, other than for safety or efficacy reasons, a material product failure or Ranbaxy breach, the Company must pay Ranbaxy $1.0 million.

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

Allocations of expense for these services were $0.3 million associated with continuing operations and $0.2 million associated with discontinued operations for the three month period ended June 30, 2010. Allocations of expense for these services were $0.6 million associated with continuing operations and $0.5 million associated with discontinued operations for the six month period ended June 30, 2010. These allocations are reflected in the accompanying combined and consolidated statements of operations.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

Research and Development Services

PPD performed drug development work for the Company prior to June 14, 2010, and the expenses related to these services are included in research and development expenses in the accompanying combined and consolidated financial statements. Such amounts were $6.1 million and $8.4 million for the three and six month period ended June 30, 2010, respectively.

PPD has continued to provide the Company services after the spin-off. Two members of the Company’s Board of Directors hold board positions with PPD. For the three and six month period ended June 30, 2011, the Company recognized expenses of approximately $10.2 million and $18.5 million related to PPD, respectively. As of June 30, 2011, the Company owed PPD approximately $11.5 million for services rendered.

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

Our Business Strategy

Our strategy is to leverage our drug development experience to in-license, develop and out-license novel early stage drug candidates that address medical conditions with large unmet markets. We look to invest in drugs whose targets have scientific or clinical validation, and to study disease indications that have a relatively straightforward path to regulatory approval. We subject every potential drug candidate we consider to a rigorous due diligence review process by our team, who possess experience in all aspects of the drug development process and commercial and intellectual property assessment. This approach has enabled us to build what we believe is a strong, diversified portfolio of products and product candidates. We plan to continue to build our pipeline by identifying and in-licensing or acquiring promising compounds and by developing strong partnerships in the pharmaceutical and biotechnology sectors.

Our Portfolio

We have three products in clinical development: JNJ-Q2; MuDelta; and PPD-10558. In addition we have two compounds that are commercialized by collaborators, for which we are eligible to receive regulatory milestone payments plus worldwide sales royalty and milestone payments. These compounds, Priligy™ and Nesina®, are currently marketed outside of the United States, and we have no further cost or development obligations for these products.

Compounds in Clinical Development

MuDelta for diarrhea-predominant irritable bowel syndrome

Diarrhea-predominant irritable bowel syndrome, or IBS-d, affects approximately 28 million patients in the United States and the five major E.U. countries, and is characterized by chronic abdominal pain and frequent diarrhea. Studies have demonstrated that IBS-d is associated with work absenteeism, high medical costs and low quality of life. We believe the market for prescription treatments for IBS-d is underserved due to the limited number of available treatments and the adverse side effects associated with those treatments.

MuDelta is a novel agent that we are studying for the treatment of IBS-d. It is a mu-opioid receptor agonist and a delta-opioid receptor antagonist. Pharmacology data suggest that this drug acts locally in the digestive tract, thus we believe it should have a low risk of systemic side effects. In January 2011, the Food and Drug Administration, or FDA, granted Fast Track designation to the MuDelta IBS-d program. Fast Track is a process for facilitating the development and expediting the review of drugs to treat serious diseases and fill unmet medical needs. The purpose is to facilitate bringing important new drugs to the patient earlier.

In November 2009, we entered into a development and license agreement with Janssen Pharmaceutica N.V., or Janssen, under which they have the right to continue development and commercialization of the product after we complete Phase II development. In that case, Janssen would bear the expenses for development, manufacture and marketing of the compound after Phase II, and we would be eligible to receive up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages based on worldwide sales. In the event Janssen elects not to continue the program, we have the option to continue developing and commercializing the compound and Janssen may receive up to $50.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid-to upper-single digit percentages as sales volume increases. Royalties are to be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

Recent events: Our Phase II Proof of Concept trial for patients with IBS-d is nearing completion. The last of 807 randomized patients recently completed the study protocol, which is assessing the effect of MuDelta on both stool consistency and IBS pain. We expect to release top line results for the study in the third quarter of 2011.

Fluoroquinolone (JNJ-Q2) for severe infections including methicillin-resistant “Staph” aureus (MRSA)

Acute bacterial skin and skin structure infections, or ABSSSI, and community-acquired bacterial pneumonia , or CABP, are growing public-health concerns due to increasing drug resistance of causative pathogens to established antibiotics. JNJ-Q2 is a novel broad-spectrum fluoroquinolone antibiotic that also has potent coverage against two important drug-resistant pathogens: methicillin-resistant Staphylococcus (“Staph”) aureus, or MRSA, and drug-resistant Streptococcus pneumoniae. JNJ-Q2 is also highly active against other common and difficult to treat bacteria, including gram-negative, gram-positive, atypical and anaerobic bacteria, and it has low propensity for development of drug resistance. We have completed a successful Phase II study for the treatment of acute bacterial skin and skin structure infections with JNJ-Q2, and are developing both intravenous and oral formulations to enable use in a variety of clinical settings. JNJ-Q2’s broad antimicrobial spectrum and its demonstrated ability to successfully treat severe skin infections as an oral agent differentiates it from a number of other approved and developmental products for MRSA, which are only available for intravenous treatment and have a limited spectrum of microbicidal activity. Because of the emerging resistance to established antibiotics, there is a large unmet need for antibiotics such as JNJ-Q2, that cover a broad range of pathogens, including resistant Staph and Strep, and that have the potential for both intravenous and oral treatment. More than 14 million ambulatory physician visits each year are related to skin and soft-tissue infections, and approximately 94,000 Americans developed serious MRSA infections in 2005, according to a recent study published in the Journal of the American Medical Association. We estimate that the worldwide sales for antibiotics to treat MRSA is approximately $2.0 billion annually, based on 2009 sales of $1.14 billion for Zyvox, $538 million for Cubicin®, $303 million for Tygacil® and $185 million for generic vancomycin, which are the products primarily used to treat MRSA. Fluoroquinolone antibiotics generated $7.0 billion in sales in 2009.

Recent events: In April 2011, we announced that we acquired full exclusive license rights to develop and commercialize JNJ-Q2 under its existing development and license agreement with Janssen. We intend to progress development of JNJ-Q2 with a lead indication in ABSSSI, and we are exploring a number of partnering strategies to accomplish this. We acquired rights to JNJ-Q2 as a result of Janssen’s decision not to exercise its option under the agreement which gave Janssen the opportunity to continue development of JNJ-Q2. This decision was related to Janssen’s April 2011 announcement that it will be directing its research and development investments toward antivirals and vaccines and would not be investing in new antibacterial therapies. We may owe payments to Janssen based on future regulatory milestones and, if the product is approved, sales milestones and royalties. Based on our 2009 agreement, Janssen may receive up to $50.0 million in regulatory milestone payments, and if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid-to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

In July 2011, we had an End of Phase II regulatory meeting with the FDA and Scientific Advice meetings with three European regulatory authorities to discuss development of JNJ-Q2 for the ABSSSI indication. The goals for these meetings were to: receive feedback on our Phase II data, discuss the study designs for Phase III, and review other requirements for submitting a marketing application upon completion of Phase III studies. We believe these meetings were productive and that the development potential for JNJ-Q2 remains on track.

As part of our 2009 option agreement with Janssen, we initiated a Phase II study of severe community-acquired pneumonia in late 2010, prior to Janssen’s opt out decision. Enrollment of this study continues to be slow. The timing of this pneumonia study will not impact the timelines or strategy with our lead indication, ABSSSI.

Since May of this year, we have had a significant amount of publication activity related to JNJ-Q2. We had a note published in Antimicrobial Agents and Chemotherapy, and two posters presented at the EU Infectious Diseases meetings, the latter of which are all available on our web site. We have also had five abstracts accepted to key upcoming meetings in infectious diseases and clinical pharmacology.

PPD-10558 for treatment of high cholesterol in patients with statin associated myalgia

Our novel statin, PPD-10558, is a potential treatment for dyslipidemia, a condition characterized by high cholesterol. We licensed exclusive rights to PPD-10558 for this indication from Ranbaxy Laboratories, Ltd., or Ranbaxy. Ranbaxy retained co-marketing rights for the compound in India, and for generic forms of the compound in countries where such generic forms are already being sold.

Statins are highly-effective therapies for lowering cholesterol leading to prevention of heart attacks and strokes, and to lower death rates from these potentially devastating events. One of the most common side effects of statins is chronic muscle pain, sometimes associated with weakness, known as statin-associated myalgia, or SAM. Chronic muscle problems are reported to occur in up to 10% of statin users, limiting both their exercise tolerance as well as their ability to reach their target cholesterol levels. Given that the overall high cholesterol market is estimated to be more than $35 billion, the statin-intolerant population represents a large potential market. There continues to be increased recognition of statin muscle toxicity. For example, in June 2011, the FDA issued new restrictions on the use of high dose simvastatin due to muscle toxicity risks.

PPD-10558 was developed as a muscle-sparing statin that could be a valuable new therapy for the large population of statin-users who cannot reach their target cholesterol levels due to SAM. Pre-clinical and Phase I human studies demonstrate that PPD-10558 has similar cholesterol-lowering efficacy as atorvastatin (Lipitor®), a best-in-class statin. The pharmacologic and toxicological profile of PPD-10558 suggests that it should have lower risk of muscle-related toxicity than currently marketed statins.

In addition to its muscle-sparing properties, PPD-10558 does not interact with cytochrome P450 metabolizing enzymes, which mitigates the risk of toxic drug interactions that can occur with most other statins. PPD-10558 can also be safely used with gemfibrozil, a trigycleride-lowering agent. This is in contrast to several popular statins, which can cause significant toxicity if used concomitantly with gemfibrozil due to significant drug-drug interactions.

A number of pre-clinical studies have been conducted to investigate the muscle toxicity of PPD-10558 in comparison to atorvastatin. These studies showed that high doses of atorvastatin cause severe muscle necrosis and death in rats. In contrast, the same dosing regimen of PPD-10558 did not cause any toxicity. We have pre-clinical results that further support our hypothesis that PPD-10558 could be a muscle-sparing statin. In a drug distribution study, rats were treated with high doses of atorvastatin or PPD-10558; drug concentrations in muscle of atorvastatin-treated rats were approximately 40-fold higher relative to drug concentrations in muscle of rats treated with PPD-10558. The findings from these studies suggest that accumulation of atorvastatin in rat muscle tissue is related to muscle toxicity, and the lack of muscle toxicity seen in the rat following dosing of PPD-10558 is consistent with the low levels of PPD-10558 seen in the rat muscle. Taken together, these data support the clinical hypothesis that PPD-10558 could be as effective as atorvastatin, yet with lower risk of muscle side effects.

If we further develop PPD-10558 and it were to be approved and commercialized, and it meets specific commercialization and sales milestones, the potential clinical and sales-based milestones that we are obligated to pay Ranbaxy would total $43.0 million. We also would be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. Furiex is solely responsible and will bear all costs and expenses for the development, manufacture, and marketing of the compound and licensed products. If we exercise our right to terminate early, other than for safety or efficacy reasons, a material product failure or Ranbaxy breach, we are obligated to pay Ranbaxy $1.0 million.

Recent events: Our communication with the FDA in late 2010 confirmed that the agency: (1) concurs with our development strategy to seek an indication for cholesterol-lowering in patients with SAM; and (2) does not expect that a cardiac outcomes study will be needed for approval. We commenced a Phase II Proof of Concept study earlier this year, evaluating the tolerability and efficacy of PPD-10558 in patients with high cholesterol who have experienced prior statin intolerance due to SAM. The study has recruited rapidly; we have recently closed enrollment, and expect to have top line results available by early 2012.

Marketed Products

Nesina (alogliptin) for Type II diabetes

The World Health Organization estimates that more than 170 million people worldwide have type 1 and type 2 diabetes and that the number will double by 2030. Worldwide sales of antidiabetic treatments in 2009 were $30.4 billion.

Nesina, which is marketed by Takeda Pharmaceutical Company Limited, or Takeda, is the trade name for alogliptin, a member of a relatively new class of drugs for the oral treatment of Type-2 diabetes, or T2D. Nesina is a highly selective dipeptidyl peptidase-4, or DPP-4, inhibitor that slows the inactivation of hormones known as incretins, which play a major role in regulating blood sugar levels and might improve pancreatic function. Pivotal trials demonstrated that Nesina was well-tolerated when given as a single daily dose and it significantly improved glycemic control in T2D patients without raising the incidence of hypoglycemia. Additionally, Nesina has been shown to enhance glycemic control when used in combination with other commonly prescribed diabetes drugs.

Nesina received regulatory and pricing approval in Japan during the second quarter of 2010 and for co-administration of Nesina with thiazolidinediones, including Takeda’s Actos (pioglitazone), which is a multi-billion dollar-a-year product, in August 2010. In February 2011, Takeda reported that the Japanese Ministry of Health, Labour and Welfare approved combination therapy for Nesina with sulfonylureas and combination therapy for Nesina with biguanides.

Under our agreement with Takeda, we will be entitled to receive up to $45.0 million in future regulatory milestone payments, and up to $33.0 million in sales-based milestone payments. In addition, we are entitled to receive payments on worldwide sales of Nesina based on royalty rates of 7% to 12% in the U.S., 4% to 8% in Europe and Japan and 3% to 7% in regions other than the U.S., Europe or Japan. These royalty payments are subject to a reduction of up to 0.5% for a portion of payments by Takeda to a licensor for intellectual property related to Nesina. Royalties are to be paid for the later of ten years following the first commercial sale or two years following the expiration of the last to expire patent.

Recent events: On July 25, 2011, Takeda announced resubmission of the U.S. new drug applications, or NDAs, for alogliptin and alogliptin in fixed dose combination with pioglitazone. Under our agreement with Takeda, these two resubmissions do not trigger a milestone payment to us. However, if U.S. approval is granted, we would be eligible to receive a $25 million milestone payment as well as potential royalties and sales-based milestones. We currently receive royalty payments from Takeda for the sale of alogliptin, trade name Nesina, in Japan. The resubmissions are important events for us, and we look forward to learning the outcome of the FDA review process. Finally, we are pleased with the uptake of Nesina in Japan, with royalty revenues increasing approximately 400% on a quarter over quarter basis.

Priligy (dapoxetine) for premature ejaculation

Priligy is the trade name for dapoxetine, a drug in tablet form specifically indicated for the “on-demand” treatment of premature ejaculation, or PE. It is the first oral medication to be approved for this condition. The reported percentage of men affected with PE at some point during their lives ranges from 4% to 30%, depending on the methodology and criteria used. Priligy is a unique, short-acting, selective serotonin reuptake inhibitor, or SSRI, designed to be taken only when needed, one to three hours before sexual intercourse, rather than every day. Priligy has been studied in five randomized, placebo-controlled Phase III clinical trials involving more than 6,000 men with PE and is marketed in 14 countries in Europe, Asia-Pacific and Latin America

We acquired Priligy from Eli Lilly and Company, or Lilly, and out-licensed it to Alza Corporation, or Alza, and it is currently being marketed by Alza’s affiliate Janssen. Under our license agreement with Alza, we have the right to receive up to $15.0 million in additional regulatory milestone payments, up to $50.0 million in sales-based milestone payments, and sales-based royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volume increases, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume based on the level of Priligy sales worldwide. Furiex is obligated to pay Lilly a royalty of 5% on annual sales in excess of $800.0 million.

Recent events: Janssen continues to conduct additional studies with Priligy in the United States and abroad. We are actively evaluating the possibility of restructuring our existing agreement with Alza for Priligy. Any transaction might require that we negotiate additional out-licenses or collaborations, and could require additional external sources of financing.

Results of Operations

The Company’s business consists solely of compound development and collaborative activities. Accordingly, the Company operates in one reportable business segment. Historically, our revenues consisted primarily of milestone and royalty payments from collaborators. For the six month period ended June 30, 2010, our year-to-date revenue included $7.5 million in regulatory approval milestones resulting from regulatory and pricing approval of Nesina in Japan and $0.8 million in royalty revenue from the sale of Priligy and Nesina by our collaborators, Alza and Takeda, respectively. For the six month period ended June 30, 2011, our revenue included $1.2 million in royalties from the sale of Priligy and Nesina by our collaborators.

We incurred research and development expenses of $20.2 million and $26.1 million for the six month period ended June 30, 2010 and June 30, 2011, respectively. Our research and development expenses include costs incurred for our clinical-stage drug candidates, including the novel statin, PPD-10558, and the two compounds in-licensed from Janssen.

We expect research and development expenses to increase significantly over the next two quarters from the quarter ended June 30, 2011, as we invest in Phase II to Phase III transition and enabling activities and then to decline as we conclude work on Phase II clinical trials for our three drug candidates. These expenses include CRO services provided by PPD, non-clinical testing and clinical trial material manufacturing provided by third parties, and the direct cost of our personnel managing the programs and payments to third parties. All research and development expenses for our drug candidates and external collaborations are expensed as incurred.

For the six month period ended June 30, 2011, we reported an operating loss and net loss of $29.2 million. We expect to continue to incur additional losses, and expect that our results will fluctuate from quarter to quarter and that such fluctuations might be substantial.

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

Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2011

The following table sets forth amounts from our combined and consolidated financial statements for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2011.

	Three Months Ended June 30,
(in thousands)	2010	2011
Revenue:
Milestones	$7,500	$—
Royalties	547	872
Service	12	—
Other	54	—

Total revenue	8,113	872

Direct expenses	5	—
Research and development expenses	13,360	13,222
Selling, general and administrative expenses	2,815	2,503
Depreciation and amortization	34	23

Total operating expenses	16,214	15,748

Operating loss	(8,101)	(14,876)
Other income, net	—	—

Loss from continuing operations before provision for income taxes	(8,101)	(14,876)
Provision for income taxes	2	6

Loss from continuing operations	(8,103)	(14,882)
Loss from discontinued operations, net of income taxes	(3,043)	—

Net loss	$(11,146)	$(14,882)

Revenue. Total revenue decreased $7.2 million to $0.9 million in the second quarter of 2011 from 2010. We earned a $7.5 million milestone payment upon regulatory and pricing approvals of Nesina in Japan in 2010 and no milestone payment in 2011, while royalty revenue increased $0.3 million related to the sales of Priligy in various countries outside the United States and from the sales of Nesina in Japan.

Expenses. Research and development, or R&D, expenses decreased approximately $0.1 million to $13.2 million in the second quarter of 2011. The decrease in R&D expense was due predominantly to reduced development costs for the JNJ-Q2 compound offset by increased spending related to the PPD-10558 compound.

The following table sets forth amounts from our combined and consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2011.

	Three Months Ended June 30,
(in thousands)	2010	2011	$ Inc (Dec)
R&D expense by project:
MuDelta	$5,204	$5,206	$2
Fluoroquinolone (JNJ-Q2)	7,577	4,714	(2,863)
Novel statin (PPD-10558)	330	2,440	2,110
Other R&D expense	249	862	613

Total R&D expense	$13,360	$13,222	$(138)

R&D expenses may fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. We expect the costs related to the Phase II development activity for the two compounds in-licensed from Janssen will be $30.0 to $35.0 million over the next two years. We continue to advance development activities with respect to PPD-10558. We estimate the remaining cost of PPD-10558 Phase II development will be $8.0 to $10.0 million over the next two years.

On April 18, 2011, Janssen announced that in connection with a broad strategic review of its portfolio of infectious disease programs, it will be redirecting its research and development efforts toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen elected not to exercise its option to continue the development of the JNJ-Q2 compound. On April 19, 2011 the Company announced it had acquired full exclusive license rights to develop and commercialize the JNJ-Q2 compound under its existing development and license agreement with Janssen. We plan to continue evaluating other partnering and funding opportunities, which could result in significant additional R&D expense in future periods.

Selling, general and administrative, or SG&A, expenses decreased $0.3 million to $2.5 million in the second quarter of 2011 from the second quarter of 2010. The decrease in SG&A expenses was the result of costs associated with the spin-off incurred during the second quarter of 2010 of $1.3 million, partially offset by costs associated with stock compensation expense of $1.0 million in the second quarter of 2011.

Income Taxes. During 2010 and 2011, we did not record a tax provision related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. Additionally, with the exception of the pre-acquisition federal and state tax filings for Magen BioSciences, Inc. and certain separate state filings, through the June 14, 2010 spin-off our operations were included in the consolidated federal and combined state tax returns of PPD, and the resulting tax attributes have been fully utilized by PPD and are no longer available to us for future use. Subsequent to June 14, 2010, we will file federal and state returns separately from PPD and will be able to use our tax attributes accordingly. However, we anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability. For the three month period ended June 30, 2011, the Company has recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes.

Results of Operations. Operating loss increased $6.8 million from a loss of $8.1 million in the second quarter of 2010 to a loss of $14.9 million in the second quarter of 2011. This increase in our loss from operations resulted primarily from the $7.5 million decrease in milestone revenue as described above.

In May 2010, PPD discontinued operations of its wholly-owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program which made up a large portion of the dermatology program. As a result, this business unit is shown as discontinued operations for 2010.

Net loss of $14.9 million in the second quarter of 2011 represents an approximate $3.8 million increase from net loss of $11.1 million in the second quarter of 2010. Included in the 2010 period was a loss from discontinued operations of $3.0 million related to PPD Dermatology, Inc.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2011

The following table sets forth amounts from our combined and consolidated financial statements for the six month period ended June 30, 2010 compared to the six month period ended June 30, 2011.

	Six Months Ended June 30,
(in thousands)	2010	2011
Revenue:
Milestones	$7,500	$—
Royalties	777	1,233
Service	75	—
Other	54	—

Total revenue	8,406	1,233

Direct expenses	21	—
Research and development expenses	20,234	26,099
Selling, general and administrative expenses	4,779	4,324
Depreciation and amortization	68	45

Total operating expenses	25,102	30,468

Operating loss	(16,696)	(29,235)
Other income, net	5	—

Loss from continuing operations before provision for income taxes	(16,691)	(29,235)
Provision for income taxes	2	12

Loss from continuing operations	(16,693)	(29,247)
Loss from discontinued operations, net of income taxes	(5,133)	—

Net loss	$(21,826)	$(29,247)

Revenue. Total revenue decreased $7.2 million to $1.2 million in the first six months of 2011 from 2010. We earned a $7.5 million milestone payment upon regulatory and pricing approvals of Nesina in Japan in 2010 and no milestone payment in 2011, while royalty revenue increased $0.5 million related to the sales of Priligy in various countries outside the United States and from the sales of Nesina in Japan.

Expenses. Research and development, or R&D, expenses increased $5.9 million to $26.1 million in the first six months of 2011. The increase in R&D expense was due predominantly to increased spending related to PPD-10558 and the MuDelta compound offset by reduced development costs for the JNJ-Q2 compound.

The following table sets forth amounts from our combined and consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the six month period ended June 30, 2010 compared to the six month period ended June 30, 2011.

	Six Months Ended June 30,
(in thousands)	2010	2011	$ Inc (Dec)
R&D expense by project:
MuDelta	$7,825	$11,252	$3,427
Fluoroquinolone (JNJ-Q2)	11,215	7,446	(3,769)
Novel statin (PPD-10558)	439	6,130	5,691
Other R&D expense	755	1,271	516

Total R&D expense	$20,234	$26,099	$5,865

R&D expenses may fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. We expect the costs related to the Phase II development activity for the two compounds in-licensed from Janssen will be $30.0 to $35.0 million over the next two years. We continue to advance development activities with respect to PPD-10558. We estimate the remaining cost of PPD-10558 Phase II development will be $8.0 to $10.0 million over the next two years.

On April 18, 2011, Janssen announced that in connection with a broad strategic review of its portfolio of infectious disease programs, it will be redirecting its research and development efforts toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen elected not to exercise its option to continue the development of the JNJ-Q2 compound. On April 19, 2011 the Company announced it had acquired full exclusive license rights to develop and commercialize the JNJ-Q2 compound under its existing development and license agreement with Janssen. We plan to continue evaluating other partnering and funding opportunities, which could result in significant additional R&D expense in future periods.

Selling, general and administrative, or SG&A, expenses decreased $0.5 million to $4.3 million in the first six months of 2011 from 2010. The decrease in SG&A expenses was the result of costs associated with the spin-off incurred during the first six months 2010 of $2.6 million, partially offset by costs associated with stock compensation expense of $1.6 million in the first six months of 2011.

Income Taxes. During 2010 and 2011, we did not record a tax provision related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. Additionally, with the exception of the pre-acquisition federal and state tax filings for Magen BioSciences, Inc. and certain separate state filings, through the June 14, 2010 spin-off our operations were included in the consolidated federal and combined state tax returns of PPD, and the resulting tax attributes have been fully utilized by PPD and are no longer available to us for future use. Subsequent to June 14, 2010, we will file federal and state returns separately from PPD and will be able to use our tax attributes accordingly. However, we anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability. For the six month period ended June 30, 2011, the Company has recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes.

Results of Operations. Operating loss increased $12.5 million from a loss of $16.7 million in the first six months of 2010 to a loss of $29.2 million in the first six months of 2011. This increase in our loss from operations resulted primarily from the $7.5 million decrease in milestone revenue and $5.9 million increase in R&D expenses as described above.

In May 2010, PPD discontinued operations of its wholly-owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program which made up a large portion of the dermatology program. As a result, this business unit is shown as discontinued operations for 2010.

Net loss of $29.2 million in the first six months of 2011 represents a $7.4 million increase from net loss of $21.8 million in the first six months of 2010. Included in the 2010 period was a loss from discontinued operations of $5.1 million related to PPD Dermatology, Inc.

Liquidity and Capital Resources

Upon the spin-off on June 14, 2010, PPD provided us with a cash contribution of $100.0 million and we assumed the assets and liabilities of the compound partnering business, with the exception of the dermatology therapeutic discovery unit and any spin-off related cost, which remained with PPD. We expect that this cash contribution should fund our operations and working capital requirements for the next 12 months, based on current operating plans. In addition to this cash contribution, we expect to receive future payments from our existing collaborations that should provide additional support for our operations and working capital requirements.

The timing and amount of any future expenses, trial completion dates and revenues related to our drug candidates are subject to significant uncertainty. We do not know if we will be successful in developing any of our drug candidates. The timing and amount of our research and development expenses will depend upon the costs associated with the present and potential future clinical trials and non-clinical studies of our drug candidates, any related expansion of our research and development organization, regulatory requirements, and manufacturing costs. There are numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of events arising during clinical development. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those we currently anticipate to complete clinical development of a drug candidate, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. The timing and amount of revenues, if any, are dependent upon the success of the clinical trials as well as the commercial success of these products in the marketplace, all of which are subject to a variety of risk factors and uncertainties.

Our future capital requirements will depend on numerous factors, including, among others: the cost and expense of continuing the research and development activities of our existing candidates; new collaborative agreements that we might enter into in the future; progress of product candidates in clinical trials as it relates to the cost of development and the receipt of future milestone payments, if any; the ability of our licensees and collaborators to obtain regulatory approval and successfully manufacture and market licensed products; the continued or additional support by our collaborators or other third parties of R&D efforts and clinical trials; time required to gain regulatory approvals; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technologies. In order to develop and obtain regulatory approval for our potential product candidates we might need to raise additional funds through equity or debt financings or from other sources, collaborative arrangements, the use of sponsored research efforts or other means. Additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to our stockholders or our business.

For the six month period ended June 30, 2011, our operating activities used $26.3 million in cash compared to $26.5 million used for the same period in 2010. Our operating activities relate predominately to R&D costs associated with our compound portfolio.

There were no significant investing activities for the six month period ended June 30, 2011. For the six month period ended June 30, 2010, our investing activities provided $3.0 million in cash. The purchaser of Piedmont Research Center, LLC had an indemnification holdback of $3.5 million, which PPD received, offset by purchases of property and equipment of $0.5 million.

There were no financing activities for the six month period ended June 30, 2011. For the six month period ended June 30, 2010, our financing activities provided $22.6 million of cash related to the net change in investment from our former parent and $100.0 million related to cash contributed by PPD as part of the spin-off.

As of June 30, 2011, we had three collaborations that involve potential future expenditures. The first is its collaboration with Alza for Priligy. In connection with this collaboration, we have an obligation to pay a royalty to Lilly of 5% on annual net sales of the compound in excess of $800.0 million. If the related triggering events and product sales occur, we are entitled to receive from Alza future regulatory milestone payments of $15.0 million, sales-based milestone payments of up to $50.0 million, and royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volume increases, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume. There are no ongoing costs of development for this compound.

The second collaboration involving future expenditures is in respect of the two compounds in-licensed from Janssen: the JNJ-Q2 and MuDelta compounds. On April 18, 2011, Janssen announced that in connection with a broad strategic review of its portfolio of infectious disease programs, it will be redirecting its research and development efforts toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen elected not to exercise its option to continue the development of the JNJ-Q2 compound. On April 19, 2011 we announced we had acquired full exclusive license rights to develop and commercialize the JNJ-Q2 compound under our existing development and license agreement with Janssen. We plan to continue evaluating other partnering and funding opportunities, which could result in significant additional research and development expense in future periods. We may be obligated to pay Janssen, for the JNJ-Q2 compound, up to $50.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid-to upper-single digit percentages as sales volume increases.

At the completion of Phase II development, Janssen will have the option to continue development and commercialization of the MuDelta compound. In exchange, we may receive up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages as sales volume increase. In the event Janssen elects not to continue the MuDelta program, we have the option to continue developing and commercializing the compound, and we would be obligated to pay Janssen up to $50.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid-to upper-single digit percentages as sales volume increases.

We expect expenses associated with the Phase II development of the compounds in-licensed from Janssen to be between $30.0 and $35.0 million over the next two years.

The third collaboration involving future expenditures is with Ranbaxy for a novel statin compound, PPD-10558. If we develop this product and it attains regulatory approval, and in addition, the product meets specific commercialization and sales milestones, the total amount of potential clinical and sales-based milestones that we are obligated to pay Ranbaxy would be $43.0 million. We would also be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. We will be solely responsible and will bear all costs and expenses for the development, manufacture, and marketing of the compound and licensed products. We estimate the cost of Phase II development will be $8.0 to $10.0 million over the next two years. If we exercise our right to terminate early, other than for safety or efficacy reasons, a material product failure or Ranbaxy breach, we must pay Ranbaxy $1.0 million.

We are actively evaluating the possibility of restructuring our existing agreement with Alza that involves Priligy. This transaction might require that we negotiate additional out-licenses or collaborations, and might require additional external financing. If required, we might seek funds from new collaborators or from issuances of equity or debt securities or from other sources. While we believe we will have adequate sources of liquidity to fund our operations for at least 12 months, our sources of liquidity over that time period could be affected by among other things: risks and costs related to our development efforts, regulatory approval and commercialization of our product candidates; changes in regulatory compliance requirements; reliance on existing collaborators and the potential need to enter into additional collaborative arrangements; personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations

There have been no significant changes to the Contractual Obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Critical Accounting Policies and the Use of Estimates

There have been no significant changes to our critical accounting policies or the use of estimates described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board, or FASB, issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The adoption of this standard on January 1, 2011 did not have a material impact on our combined and consolidated financial statements.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5.	Other Information

Beneficial Ownership

The following table shows the number of shares of the Company’s common stock beneficially owned as of June 30, 2011, by:

•

each person known by us to beneficially own 5% or more of the outstanding shares of our common stock, based solely on our review of statements filed with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Exchange Act;

•	each of our directors;

•	each of our executive officers (the “named executive officers”); and

•	all current directors and executive officers of the Company as a group.

Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown, and their address is c/o Furiex Pharmaceuticals, Inc., 3900 Paramount Parkway, Suite 150, Morrisville, North Carolina 27560. As of June 30, 2011, the Company had 9,881,340 shares of common stock outstanding. Share ownership in each case also includes shares issuable upon exercise of outstanding options that can be exercised within 60 days after June 30, 2011 for purposes of computing the percentage of common stock owned by the person named. Options owned by a person are not included for purposes of computing the percentage owned by any other person.

Five Percent Stockholders	Shares Beneficially Owned	Percentage Beneficially Owned
Tyndall Capital Partners, L.P. (1) 599 Lexington Avenue, Suite 4100 New York, New York 10022	700,000	7.1%
Schroder Investment Management North America Inc. (2) 875 Third Avenue New York, New York 10020	655,537	6.6%
Invus Public Equities, L.P. (3) 750 Lexington Avenue, 30th Floor New York, New York 10022	575,000	5.8%
683 Capital Management, LLC (4) 595 Madison Avenue, 17th Floor New York, New York 10022	502,563	5.0%
Directors
Fredric N. Eshelman (5)	1,454,822	14.7%
Stuart Bondurant (6)	21,466	*
Peter B. Corr (6)	17,570	*
Wendy L. Dixon (6)	17,570	*
Stephen W. Kaldor	—	—
Robert P. Ruscher (6)	17,570	*
Executive Officers
June S. Almenoff (7)	59,240	*
Paul S. Covington (8)	33,970	*
Gail F. McIntyre (8)	34,165	*
Marshall H. Woodworth (9)	25,136	*
All current executive officers and directors as a group (10 persons)(10)	1,681,509	17.0%

*	Less than one percent.

(1)	Based on information contained in Schedule 13D filed with the SEC on June 28, 2010 by Tyndall Capital Partners, L.P. The Schedule 13D provides that Tyndall Capital Partners, L.P. holds sole voting and dispositive power as to 700,000 shares. On the Schedule 13D, Tyndall Capital Partners, L.P. does not list any natural persons having voting and/or investment powers over the shares held of record by the company.
(2)	Based on information contained in Schedule 13G filed with the SEC on February 16, 2011, by Schroder Investment Management North America Inc. The Schedule 13G provides that Schroder Investment Management North America Inc. holds sole dispositive power as to 655,537 shares, and sole voting power as to 620,364 shares. Schroder Investment Management North America Inc., along with Schroder Investment Management Ltd., holds shared voting power as to 35,173 shares. On the Schedule 13G, Schroder Investment Management North America Inc. does not list any natural persons having voting and/or investment powers over the shares held of record by the company.
(3)	Based on information contained in Schedule 13G filed with the SEC on April 26, 2011, by Invus Public Equities, L.P. Raymond Debbane holds dispositive power over the shares owned by Invus Public Equities, L.P.
(4)	Based on information contained in Schedule 13G filed with the SEC on April 1, 2011, by 683 Capital Management, LLC. Ari Zweiman holds dispositive power over the shares owned by 683 Capital Management LLC.
(5)	Based on information contained in Schedule 13D/A (Amendment No. 2) filed with the SEC on May 27, 2011. Includes 41,666 shares of common stock held in a grantor retained annuity trust, 938 shares of common stock and 65,875 options to acquire shares of common stock held in a limited liability company, and 140 shares of common stock held by Mrs. Eshelman.
(6)	Includes 17,570 shares issuable upon exercise of options.
(7)	Includes 59,240 shares issuable upon exercise of options.
(8)	Includes 33,897 shares issuable upon exercise of options.
(9)	Includes 25,136 shares issuable upon exercise of options.
(10)	Includes the shares described in footnotes 5-9 above.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL)

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

Date: August 10, 2011