Form 10-Q
period 2011-09-30
Furiex Pharmaceuticals, Inc.
filed 2011-11-10
CIK 1484478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,881,340 shares of common stock, par value $0.001 per share, as of October 31, 2011.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue:
Milestones	$—	$—	$7,500	$—
Royalties	270	1,272	1,047	2,505
Service	—	—	75	—
Other	18	—	72	—

Total revenue	288	1,272	8,694	2,505

Direct expenses	—	—	21	—
Research and development expenses (Note 8)	19,993	12,024	40,227	38,123
Selling, general and administrative expenses	1,451	2,100	6,230	6,424
Depreciation and amortization	19	19	87	64

Total operating expenses	21,463	14,143	46,565	44,611

Operating loss	(21,175)	(12,871)	(37,871)	(42,106)
Interest expense	—	136	—	136
Other income, net	1	—	6	—

Loss from continuing operations before provision for income taxes	(21,174)	(13,007)	(37,865)	(42,242)
Provision for income taxes	6	6	8	18

Loss from continuing operations	(21,180)	(13,013)	(37,873)	(42,260)
Loss from discontinued operations, net of income taxes	—	—	(5,133)	—

Net loss	$(21,180)	$(13,013)	$(43,006)	$(42,260)

Loss from continuing operations per basic and diluted share	$(2.14)	$(1.32)	$(3.83)	$(4.28)

Loss from discontinued operations, net of income taxes per basic and diluted share	$—	$—	$(0.52)	$—

Net loss per basic and diluted share	$(2.14)	$(1.32)	$(4.35)	$(4.28)

Weighted-average shares used to compute net loss per basic and diluted share (1)	9,881	9,881	9,881	9,881

(1)	See discussion of share computation at Note 1.

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2010	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$82,030	$44,809
Short-term investments	—	10,000
Accounts receivable, net	259	1,272
Prepaid expenses	226	411
Other current assets	740	—

Total current assets	83,255	56,492
Property and equipment, net	188	130
Goodwill	49,116	49,116

Total assets	$132,559	$105,738

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$96	$60
Accrued expenses (Note 8)	13,767	16,242
Current portion of long-term debt	—	541

Total current liabilities	13,863	16,843
Long-term debt, net	—	9,459
Other long-term liabilities	192	220

Total liabilities	14,055	26,522

Commitments and contingencies (Note 6)
Common stock, $0.001 par value, 40,000,000 shares authorized; 9,881,340 shares issued and outstanding at December 31, 2010 and September 30, 2011	10	10
Preferred stock, $0.001 par value, 10,000,000 shares authorized; No shares issued and outstanding at December 31, 2010 and September 30, 2011	—	—
Paid-in capital	153,638	156,610
Accumulated deficit	(35,144)	(77,404)

Total shareholders’ equity	118,504	79,216

Total liabilities and shareholders’ equity	$132,559	$105,738

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock
	Shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance at December 31, 2010	9,881	$10	$153,638	$(35,144)	$118,504
Stock compensation expense	—	—	2,972	—	2,972
Net loss and comprehensive loss	—	—	—	(42,260)	(42,260)

Balance at September 30, 2011	9,881	$10	$156,610	$(77,404)	$79,216

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(43,006)	$(42,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,147	64
Stock compensation expense	592	2,972
Changes in operating assets and liabilities:
Accounts receivable, net	291	(1,013)
Prepaid expenses and other current assets	1,580	555
Other long-term liabilities	143	28
Accounts payable	(38)	(36)
Accrued expenses	5,958	2,475

Net cash used in operating activities	(33,333)	(37,215)

Cash flows from investing activities:
Purchases of property and equipment	(671)	(6)
Purchases of short-term investments	—	(10,000)
Proceeds from sale of business	3,464	—

Net cash provided by (used in) investing activities	2,793	(10,006)

Cash flows from financing activities:
Proceeds from borrowing on long-term debt	—	10,000
Net change in investment from parent	22,567	—
Cash contributed by parent	100,000	—

Net cash provided by financing activities	122,567	10,000

Net increase (decrease) in cash and cash equivalents	92,027	(37,221)
Cash and cash equivalents, beginning of the period (1)	6	82,030

Cash and cash equivalents, end of the period	$92,033	$44,809

Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$40

(1)	Cash and cash equivalents at December 31, 2009 related to discontinued operations.

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

1. Summary of Operations and Significant Accounting Policies

Organization and Business Description

In October 2009, the Board of Directors of Pharmaceutical Product Development, Inc. (“PPD” or the “Parent Company”) authorized the spin-off of its compound partnering business, previously part of the discovery science segment of PPD, from its contract research organization business. In order to carry out the proposed spin-off of the compound partnering business, PPD formed a new wholly-owned subsidiary, Furiex Pharmaceuticals, Inc., a Delaware corporation (“Furiex” or the “Company”), into which PPD transferred the compound partnering business, including assets, employees, intellectual property rights and liabilities comprising that business, and $100.0 million in cash, as of the closing date of the spin-off, June 14, 2010. PPD effected the spin-off through a tax-free, pro-rata dividend distribution of all of the shares of the Company to PPD shareholders. PPD does not have any ownership or other form of equity interest in the Company following the spin-off.

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

The Company has incurred losses and negative cash flows from operations since the spin-off. Based on current forecasts, the Company believes it has sufficient liquidity to continue its planned operations for the next 12 months. The Company’s long-term liquidity needs will largely be determined by the success of its products already in commercialization with partners, key development and regulatory events that may impact the Company’s ability to out-license its development compounds and the receipt of milestone payments related to various development activities. Depending upon the success and timing of receipt of various milestone payments and royalties it might be necessary to do one or more of the following in the future: (a) raise additional capital through equity or debt financings or from other sources; (b) reduce spending on one or more research and development programs; and (c) restructure the Company’s operations. The Company currently receives revenue from royalties on sales of Nesina® and Priligy™. The Company will continue to incur operating losses until revenues from all sources reach a level sufficient to support its ongoing operations.

Basis of Accounting

The accompanying combined and consolidated financial statements, through the date of the spin-off from PPD, have been derived from the combined financial statements and accounting records of PPD from the historical cost basis of the assets and liabilities of the various activities that reflect the combined results of operations, financial condition and cash flows of the discovery sciences segment of PPD. All the business components of the discovery sciences segment have been included in the historical statements because they were managed by common segment management, and because they reflect the historical performance of PPD segment management. The discovery sciences segment of PPD included pre-clinical consulting services that are not being offered by the Company. All rights and obligations related to pre-clinical consulting services and the definitive purchase agreement related to PPD Dermatology, Inc. were retained by PPD. See Note 3 for further discussion of PPD Dermatology, Inc.

The Company was allocated expenses from PPD, such as executive oversight, risk management, accounting, tax, legal, investor relations, human resources, information technology, stock compensation, and facilities services and depreciation, but was not allocated the underlying productive assets, such as information systems equipment, furniture and facilities that were not assigned to the Company but from which the Company benefited. Such expenses have been included in the combined and consolidated financial statements as expense allocations from PPD for periods prior to the spin-off. The basis of these allocations included full-time equivalent employees for the respective periods presented and square footage of occupied space. See Note 8 for further discussion of the allocations.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

Management believes that the assumptions and allocations underlying the combined and consolidated financial statements are reasonable. However, the financial information in these combined and consolidated financial statements does not include all of the expenses that would have been incurred had the Company been a separate, stand-alone publicly traded entity prior to the spin-off. The combined and consolidated financial statements include the operations of PPD Dermatology, Inc., which PPD discontinued in May 2010. In addition, pre-clinical consulting services were not contributed to the Company at the time of the spin-off. As such, the accompanying financial information does not reflect the results of operations or cash flows of the Company had it been a separate, stand-alone entity during the periods presented prior to the spin-off.

Principles of Combination and Consolidation

The Company prepared the accompanying combined and consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, and they include the accounts of Furiex Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in combination and consolidation.

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

Earnings Per Share

The Company calculates net loss per basic and diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. For all periods presented, the computation of net loss per basic and diluted share and the weighted-average shares outstanding are calculated based on the 9,881,340 shares issued in connection with the spin-off on June 14, 2010. The calculation of net loss per diluted share is the same as net loss per basic share since the inclusion of any potentially dilutive securities would be anti-dilutive. All potentially dilutive securities relate to stock options issued as part of the Company’s share-based compensation plan after the spin-off from PPD. As of September 30, 2011, there were approximately 887,000 potentially dilutive stock options outstanding.

Separation Costs

In 2010, the Company incurred legal, tax and other costs specifically associated with the spin-off, which are recorded as a component of selling, general and administrative expenses. The Company incurred no such costs for the three month period ended September 30, 2010 and $2.6 million for the nine month period ended September 30, 2010.

Revenue Recognition

The Company generates revenue in the form of upfront payments, development and regulatory milestone payments, royalties and sales-based milestone payments in connection with the out-licensing of compounds. The payment of future milestones and royalties will depend on the success of the Company’s compound development and the Company’s collaborators’ success in developing and commercializing compounds. Upfront payments are generally paid within a short period of time following the execution of an out-license or collaboration agreement. Milestone payments are typically one-time payments to the Company triggered by the collaborator’s achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission approval. Royalties are payments received by the Company based on net product sales of a collaborator. Sales-based milestone payments are typically one-time payments to the Company triggered when aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. The Company recognizes upfront payments, development and regulatory milestone payments, royalty payments and sales-based milestone payments from its collaborators when the event which triggers the obligation of payment has occurred, there is no further obligation on the Company’s part in connection with the payment and collection is reasonably assured.

Concentration of Credit Risk

The Company’s collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. Two collaborators accounted for the majority of the Company’s revenue for the nine month period ended September 30, 2010 and September 30, 2011. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Two collaborators accounted for 100% of the Company’s receivable balance as of September 30, 2011.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

Research and Development Expenses

Research and development costs consist primarily of costs associated with pre-clinical studies, non-clinical studies and the clinical trials of the Company’s product candidates, development materials, patent costs, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work, and consulting services. Research and development costs include clinical research services provided by PPD, pre-clinical testing, non-clinical testing and clinical drug manufacturing provided by third parties, the direct cost of the Company’s personnel managing the programs and upfront and milestone payments to the Company’s collaborators. The Company charges research and development costs to operations as incurred, and discloses them in the combined and consolidated statements of operations.

Income Taxes

The Company calculated its income tax provision for the periods prior to June 14, 2010 using the separate return basis as if the Company had filed separate income tax returns under its existing structure. The provision for income taxes subsequent to the spin-off has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the year, plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial reporting and tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when changes are enacted.

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

For the three and nine month periods ended September 30, 2011, the Company recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes. The amount reflected in the statements of operations for the three and nine month periods ended September 30, 2011 is the tax effect of the tax amortization of this item. Because the associated deferred tax liability relates to an indefinite-lived intangible, the Company does not consider this item in computing the valuation allowance related to the Company’s net deferred tax assets. As of September 30, 2011, the deferred tax liability associated with this intangible asset, reflected in other long-term liabilities within the consolidated balance sheets, was approximately $0.2 million.

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

Goodwill

The Company records as goodwill the excess of the purchase price of a business acquired over the fair value of net tangible assets and identifiable intangible assets at the date of the acquisition. The Company evaluates goodwill for impairment on an annual basis each October 1 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Any impairment could have a material adverse effect on the Company’s financial condition and results of operations.

Short-Term Investments

Short-term investments consist of restricted cash accounts that are subject to contractual withdrawal restrictions and penalties. As noted in Note 7, under the Loan Agreement with MidCap Funding III, LLC and Silicon Valley Bank, the Company is required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $10.0 million until mid-January 2012. The Company’s short-term investments represent cash accounts and money market funds that hold short-term U.S. Treasury securities.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

Realizability of Carrying Value of Long-Lived Assets

The Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets might not be recoverable. The Company bases this evaluation on various analyses, including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment.

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

In September 2011, the FASB issued an update to the accounting standard that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently required. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to proceed directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact this update will have on its combined and consolidated financial statements.

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

5. Share-Based Compensation

The Company has adopted an equity incentive plan, the Furiex Pharmaceuticals, Inc. 2010 Stock Plan, or the Plan. The Company is authorized to issue a total of 1,778,641 shares under the Plan. The Plan is intended to provide incentives to employees, directors and consultants through the issuance of common stock-based awards, including restricted stock, stock options, stock appreciation rights and other equity-based awards. The Plan is administered by a committee designated by the Company’s Board of Directors.

During the three and nine month periods ended September 30, 2011, the Company granted zero and 304,712 stock options, respectively, to employees and directors with a weighted-average exercise price of $14.83. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the most recent Nasdaq closing price of the Company’s stock on the date of grant.

The weighted-average grant date fair value per share of options was determined using the Black-Scholes option-pricing method. The weighted-average grant date fair value per share and aggregate fair value of options granted during the nine month period ended September 30, 2011 was $9.05 and $2.3 million, respectively, for employees, and $8.07 and $0.4 million, respectively, for directors. The amount of stock compensation expense related to consultant option grants, classified in selling, general and administrative expenses within the statements of operations, is adjusted to fair value at the end of each financial reporting period using the Black-Scholes option-pricing method until such options vest.

The Company bases expected option lives on the simplified method, and volatilities used in fair valuation calculations on a benchmark of peer companies with similar expected lives. The related expense is recognized on a straight-line basis over the vesting period. Share-based compensation expense recognized for Company employees, directors and consultants under the Plan included in the statements of operations for the three and nine month periods ended September 30, 2011 was approximately $0.7 million and $3.0 million, respectively.

6. Commitments and Contingencies

The Company is involved in compound development and commercialization collaborations. The Company developed a risk-sharing research and development model with pharmaceutical and biotechnology companies to advance compounds to commercialization. Through collaborative arrangements based on this model, the Company works with its collaborators by sharing the risks and potential rewards associated with the development and commercialization of drugs with its collaborators. As of September 30, 2011, the Company’s four main collaborations were with Janssen Pharmaceutica, N.V., or Janssen (an affiliate of Johnson & Johnson), Ranbaxy Laboratories, Ltd., or Ranbaxy, Alza Corporation, or Alza, and Takeda Pharmaceuticals Company Limited, and relate to, respectively: the Fluoroquinolone, or JNJ-Q2, and MuDelta compounds; a novel statin compound, or PPD-10558; the product Priligy; and the product Nesina.

As of September 30, 2011, the Company had three collaborations that involve potential future expenditures. The first is its collaboration with Alza for Priligy. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800.0 million. If the related triggering events and product sales occur, the Company is entitled to receive from Alza future regulatory milestone payments of $15.0 million, sales-based milestone payments of up to $50.0 million, and royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

non-patented products without generic competition, in both cases the percentages rise as sales volumes increase, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume. The Company is not obligated to pay any ongoing costs of development for this compound. The Company is actively evaluating the possibility of restructuring the existing agreement with Alza for Priligy. Any transaction might require that the Company negotiate additional out-licenses or collaborations, and could require additional external sources of financing.

The second collaboration involving future expenditures is in respect of the two compounds in-licensed from Janssen: JNJ-Q2 and MuDelta. On April 18, 2011, Janssen announced that in connection with a broad strategic review of its portfolio of infectious disease programs, it will be redirecting its research and development efforts toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen elected not to exercise its option to continue the development of the JNJ-Q2 compound. On April 19, 2011 the Company announced it had acquired full exclusive license rights to develop and commercialize the JNJ-Q2 compound under its existing development and license agreement with Janssen. The Company plans to continue evaluating other partnering and funding opportunities, which could result in significant additional research and development expense in future periods. The Company may be obligated to pay Janssen, for the JNJ-Q2 compound, up to $50.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases.

At the completion of Phase II development, Janssen will have the option to continue development and commercialization of the MuDelta compound. In exchange, the Company may receive up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages as sales volume increases. In the event Janssen elects not to continue the MuDelta program, the Company has the option to continue developing and commercializing the compound, and the Company would be obligated to pay Janssen up to $50.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. See Note 9 for further discussion.

The Company expects expenses associated with the Phase II development of the compounds in-licensed from Janssen to be between $20.0 and $25.0 million over the next two years.

The third collaboration involving future expenditures is with Ranbaxy for a novel statin compound, PPD-10558. If the Company develops this product and it attains regulatory approval, and in addition, the product meets specific commercialization and sales milestones, the total amount of potential clinical and sales-based milestones that the Company is obligated to pay Ranbaxy would be $43.0 million. The Company would also be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. The Company will be solely responsible and will bear all costs and expenses for the development, manufacture, and marketing of the compound and licensed products. The Company estimates the remaining cost of Phase II development will be $5.0 to $7.0 million over the next two years. If the Company exercises its right to terminate early, other than for safety or efficacy reasons, a material product failure or Ranbaxy breach, the Company must pay Ranbaxy $1.0 million.

7. Long-Term Debt

On August 18, 2011, the Company and its subsidiaries entered into a Loan and Security Agreement with MidCap Funding III, LLC and Silicon Valley Bank, collectively, the Lenders. Each Lender has a term loan commitment of up to $7.5 million under the Loan Agreement, giving the Company a total available amount of $15.0 million. The loans are divided into two separate tranches. The first tranche of $10.0 million closed on August 18, 2011. The second tranche of $5.0 million only becomes available to the Company if a pre-defined financing event occurs. The first tranche bears interest at a fixed rate of 10.25% per annum and is due August 1, 2015. Interest accrues monthly and is payable on the first day of the following month, in arrears. Principal payments of the first tranche begin on August 1, 2012, are due the first day of each month, and will be paid on a ratable monthly basis until maturity. The Company intends to use the proceeds from the loans to support research and development for its clinical stage compounds JNJ-Q2, MuDelta and PPD-10558.

A final payment fee is due to the Lenders in an amount equal to 2.5% of the loan commitments, payable at the maturity date or earlier prepayment of the loans. The Company may prepay the first tranche subject to a prepayment fee of between one and four percent of the amount borrowed, depending on the time of the prepayment. The amount of interest expense related to the Loan Agreement included in the statements of operations for the three and nine month periods ended September 30, 2011 was $0.1 million. Included in this amount is the ratable accrual over the term of the loan of the final payment fee, payable upon the maturity date, which is presented in other long-term liabilities within the consolidated balance sheets.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in tables in thousands)

Under the Loan Agreement, the Company and its subsidiaries are subject to affirmative covenants, including the obligations to maintain good standing, provide certain notices to the Lenders, deliver financial statements to the Lenders, maintain insurance, discharge all taxes, protect intellectual property and protect collateral. The Company and its subsidiaries are also subject to negative covenants, including that it may not enter into a merger or consolidation or certain change of control events, incur liens on the collateral, incur additional indebtedness, dispose of any property, change its jurisdictions of organization or organizational structures or types, declare or pay dividends (other than dividends payable solely in Common Stock), make certain investments or acquisitions, and enter into certain transactions with affiliates, in each case subject to certain customary exceptions, including exceptions that allow the Company and its subsidiaries to acquire additional compounds and to enter into licenses and similar agreements providing for the use and collaboration of the Company’s and its subsidiaries’ intellectual property provided certain conditions are met. In addition, under the Loan Agreement the Company is required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $10.0 million until mid-January 2012. The Company’s cash, cash equivalents and short-term investment accounts serve as collateral for the loan. The Company is currently in compliance with its obligations under the Agreement.

The Loan Agreement provides that events of default include failure to make payment of principal or interest on the Loan when required, failure to perform certain obligations under the Loan Agreement and related documents, defaults in certain other indebtedness and certain other events including certain adverse actions taken by the Food and Drug Administration or other governmental authorities. Upon events of default, the Company’s obligations under the Loan Agreement may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, the Company’s obligations under the Loan Agreement will bear interest at a rate equal to the lesser of (a) 4% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default and (b) the maximum rate allowable under law.

8. Related Party Transactions

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

There were no allocations of expense for these services for the three month period ended September 30, 2010. Allocations of expense for these services were $0.6 million associated with continuing operations and $0.5 million associated with discontinued operations for the nine month period ended September 30, 2010. These allocations are reflected in the accompanying combined and consolidated statements of operations.

Research and Development Services

PPD performed drug development work for the Company prior to June 14, 2010, and the expenses related to these services are included in research and development expenses in the accompanying combined and consolidated financial statements. There were no such amounts for the three month period ended September 30, 2010 and $8.4 million for the nine month period ended September 30, 2010.

PPD has continued to provide the Company services after the spin-off. Two members of the Company’s Board of Directors hold board positions with PPD. For the three and nine month periods ended September 30, 2011, the Company recognized expenses of approximately $8.9 million and $27.4 million related to PPD, respectively. As of September 30, 2011, the Company owed PPD approximately $12.8 million for services rendered.

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

9. Subsequent Events

On November 1, 2011 the Company announced it had acquired full exclusive license rights to develop and commercialize the MuDelta compound under its existing development and license agreement with Janssen. The Company acquired these rights as a result of Janssen’s decision not to exercise its option under the agreement to continue development of MuDelta. The Company may owe payments to Janssen based on Phase III trial initiation, future regulatory milestones and, if the product is approved, sales milestones and royalties.

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

About Furiex Pharmaceuticals

We are a drug development collaboration company that uses innovative, clinical development strategies to increase the value of partnered pharmaceutical assets and accelerate their development timelines. We collaborate with pharmaceutical and biotechnology companies to increase the value of their drug candidates by applying our novel approach to drug development, which we believe expedites research and development decision-making and can shorten drug development timelines. We share the risk with our collaborators by running and financing drug development up to agreed clinical milestones, and in exchange, we share the potential rewards, receiving milestone and royalty payments for any successful drug candidates. This business model is designed to help feed product pipelines and deliver therapies to improve lives. Furiex spun-off from Pharmaceutical Product Development, Inc., or PPD, becoming an independent publicly traded company on June 14, 2010.

Our Business Strategy

Our strategy is to leverage our drug development experience to in-license, develop and out-license novel early stage drug candidates that address medical conditions with large unmet markets. We look to invest in drugs whose targets have scientific or clinical validation, and to study disease indications that have a relatively straightforward path to regulatory approval. We subject every potential drug candidate we consider to a rigorous due diligence review process by our team, which possesses experience in all aspects of the drug development process and commercial and intellectual property assessment. This approach has enabled us to build what we believe is a strong, diversified portfolio of products and product candidates. We plan to continue to build our pipeline by identifying and in-licensing or acquiring promising compounds and by developing strong partnerships in the pharmaceutical and biotechnology sectors.

Our Portfolio

We have three products in clinical development: JNJ-Q2, MuDelta, and PPD-10558. In addition we have two compounds that are commercialized by collaborators, for which we are eligible to receive regulatory milestone payments plus worldwide sales royalty and milestone payments. These compounds, Priligy™ and Nesina®, are currently marketed outside of the United States, and we have no further development obligations for these products.

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

MuDelta is a novel, orally active, Phase III-ready investigational agent with combined mu opioid receptor agonist and delta opioid receptor antagonist activity that we have exclusively licensed from Janssen Pharmaceutica N.V., or Janssen. The compound’s dual opioid activity is designed to treat diarrhea and pain symptoms of IBS-d, without causing the constipating side effects that occur with mu opioid agonists. MuDelta acts locally in the gut and has very low oral bioavailability, thus limiting the potential for systemic side effects, such as sedation. In January 2011, the Food and Drug Administration, or FDA, granted Fast Track designation to the MuDelta IBS-d program. Fast Track is a process for facilitating the development and expediting the review of drugs to treat serious diseases and fill unmet medical needs. The purpose is to facilitate bringing important new drugs to the patient earlier.

Recent events: Our Phase II Proof-of-Concept trial has recently completed, and MuDelta demonstrated favorable efficacy and tolerability in patients with IBS-d. On September 6, 2011, we announced top line results from this study, and have subsequently presented additional data at several healthcare investor meetings (presentations from these meetings are available on our web site). In addition, a “late-breaker” abstract of the Phase II trial results was recently accepted at the American College of Gastroenterology 2011 meeting, and presented on November 1.

The study reached statistical significance for the primary endpoint of improvement in stool consistency and abdominal pain at week-four of treatment, which was developed prior to the release of the FDA’s IBS guidance in 2010, as well as key secondary endpoints, including adequate relief of IBS-d symptoms. Importantly, when treatment response was evaluated based on achieving improvement in the composite endpoint of improvement in pain and diarrheal symptoms for at least 50% of the time over the 12-week study, consistent with the FDA 2010 guidance, MuDelta again showed statistically and clinically meaningful differences compared with placebo. On September 27, 2011, we had a productive End-of-Phase II meeting with the FDA, where we reached agreement with the agency that the latter endpoint is suitable for Phase III pivotal trials.

We recently announced that we have acquired full exclusive license rights to develop and commercialize the MuDelta compound under our existing development and license agreement with Janssen. We acquired these rights as a result of Janssen’s recent decision not to exercise its option under the agreement to continue development of MuDelta. Based on our 2009 agreement, we have the option to continue developing and commercializing the compound and Janssen may receive up to $50.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties are to be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

Given the positive Phase II results and productive End-of-Phase II meeting with FDA, we believe there is a clear path for progressing this asset through Phase III pivotal trials. MuDelta has the potential to fill a significant unmet need in the treatment of IBS-d and we look forward to the opportunity to progress its development. We intend to evaluate various partnering and funding options to advance MuDelta, and will provide updates when appropriate.

Fluoroquinolone (JNJ-Q2) for severe infections including methicillin-resistant “Staph” aureus (MRSA)

Acute bacterial skin and skin structure infections, or ABSSSI, and community-acquired bacterial pneumonia, or CABP, are growing public-health concerns due to increasing drug resistance of causative pathogens to established antibiotics. JNJ-Q2 is a novel broad-spectrum fluoroquinolone antibiotic that also has potent coverage against two important drug-resistant pathogens: methicillin-resistant Staphylococcus (“Staph”) aureus, or MRSA, and drug-resistant Streptococcus (“Strep”) pneumoniae. JNJ-Q2 is also highly active against other common and difficult to treat bacteria, including gram-negative, gram-positive, atypical and anaerobic bacteria, and it has a low propensity for development of drug resistance. We have completed a successful Phase II study for the treatment of ABSSSI with JNJ-Q2, and are developing both intravenous and oral formulations to enable use in a variety of clinical settings. JNJ-Q2’s broad antimicrobial spectrum and its demonstrated ability to successfully treat severe skin infections as an oral agent differentiates it from a number of other approved and developmental products for MRSA, which generally are only available for intravenous treatment and have a limited spectrum of microbicidal activity. Due to the emerging resistance to established antibiotics, there is a large unmet need for antibiotics such as JNJ-Q2, that cover a broad range of pathogens, including resistant Staph and Strep, and that have the potential for both intravenous and oral treatment. More than 14 million ambulatory physician visits each year are related to skin and soft-tissue infections, and approximately 94,000 Americans developed serious MRSA infections in 2005, according to a recent study published in the Journal of the American Medical Association. We estimate that the worldwide sales for antibiotics to treat MRSA is over $2.0 billion annually, based on 2009 sales of $1.14 billion for Zyvox®, $538.0 million for Cubicin®, $303.0 million for Tygacil® and $185.0 million for generic vancomycin, which are the products primarily used to treat MRSA. Fluoroquinolone antibiotics generated $7.0 billion in sales in 2009.

In April 2011, we announced that we acquired full exclusive license rights to develop and commercialize JNJ-Q2 under our existing development and license agreement with Janssen. We acquired rights to JNJ-Q2 as a result of Janssen’s decision not to exercise its option under the agreement which gave Janssen the opportunity to continue development of JNJ-Q2. This decision was related to Janssen’s April 2011 announcement that it will be directing its research and development investments toward antivirals and vaccines and would not be investing in new antibacterial therapies. Based on our 2009 agreement, Janssen may receive up to $50.0 million in regulatory milestone payments, and if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

Recent events: We have had productive End-of-Phase II and Scientific Advice Meetings with the FDA and E.U. regulatory authorities, and based on these discussions, we believe the development potential for JNJ-Q2 remains favorable.

As part of our 2009 option agreement with Janssen, we initiated a Phase II study of severe CABP in late 2010, prior to Janssen’s opt-out decision. As we have previously indicated, enrollment has been extremely slow, and we have recently made a business decision to stop enrollment of this study, having recruited a limited number of patients. We made this decision for several reasons: (1) it is exceedingly difficult to recruit patients with the current protocol, which follows the 2009 FDA guidance; (2) the FDA has recently indicated that they might modify this current guidance; and (3) ABSSSI is the lead indication for JNJ-Q2, with pneumonia being the secondary indication. We believe that the available data, when unblinded and analyzed, should give us valuable qualitative information about the effectiveness of JNJ-Q2 in pneumonia, although a statistical analysis will likely not be feasible, given the low enrollment. We might resume development for the pneumonia indication at a future time, including potentially proceeding directly into Phase III trials. Given JNJ-Q2’s potent coverage of respiratory pathogens and outstanding lung penetration, we believe that it has promise as an agent for patients with severe respiratory infections involving gram-positive (including Staph aureus), gram-negative, atypical and anaerobic bacteria, all of which occur in patients with severe pneumonia. Discontinuing the CABP study should allow us to focus resources on our highest priority programs; we plan to share information about the study results in a scientific meeting or publication in 2012.

In recent months, there have been eleven publications about JNJ-Q2. We have recently announced these citations, which are also available on our web site. Several of these publications were presented at the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) and the Infectious Diseases Society of America meeting, which are key international meetings in infectious diseases. Most importantly, a full publication describing our successful Phase II Proof-of-Concept study for ABSSSI, in addition to others, were recently published in peer-review journals.

We believe JNJ-Q2 has the potential to become an important therapy in the treatment of ABSSSI and are continuing to explore potential partnerships with pharmaceutical companies, as well as alternative funding strategies. In addition, we are also exploring potential partnering opportunities with The Biomedical Advanced Research and Development Authority, or BARDA, an agency within the U.S. Department of Health and Human Services. BARDA’s Broad Spectrum Antimicrobials Program provides funding support for the development of commercially promising antibiotics that also have potential for use as biodefense countermeasures or for treatment of drug-resistant bacterial infections. In September, we submitted a “white paper” to BARDA and have recently been invited to submit a formal proposal for a contract award.

PPD-10558 for treatment of high cholesterol in patients with statin-associated myalgia

Our novel statin, PPD-10558, is a potential treatment for dyslipidemia, a condition characterized by high cholesterol. We licensed exclusive rights to PPD-10558 for this indication from Ranbaxy Laboratories, Ltd., or Ranbaxy. Ranbaxy retained co-marketing rights for the compound in India, and for generic forms of the compound in countries where such generic forms are already being sold.

Statins are highly-effective therapies for lowering cholesterol, leading to prevention of heart attacks and strokes, and therefore lower death rates from these potentially devastating events. One of the most common side effects of statins is chronic muscle pain, sometimes associated with weakness, known as statin-associated myalgia, or SAM. Chronic muscle problems are reported to occur in up to 10% of statin users, limiting both their exercise tolerance as well as their ability to reach their target cholesterol levels. Given that the overall high cholesterol market is estimated to be more than $35.0 billion, the statin-intolerant population represents a large potential market. There continues to be increased recognition of statin muscle toxicity. For example, in June 2011, the FDA issued new restrictions on the use of high dose simvastatin due to muscle toxicity risks.

We are developing PPD-10558 as a muscle-sparing statin that could be a valuable new therapy for the large population of statin users who cannot reach their target cholesterol levels due to SAM. Pre-clinical and Phase I human studies demonstrate that PPD-10558 has similar cholesterol-lowering efficacy as atorvastatin (Lipitor ®), a best-in-class statin. The pharmacologic and toxicological profile of PPD-10558 suggests that it should have lower risk of muscle-related toxicity than currently marketed statins. In addition to its muscle-sparing properties, PPD-10558 does not interact with cytochrome P450 metabolizing enzymes, which mitigates the risk of toxic drug interactions that can occur with most other statins. PPD-10558 can also be safely used with gemfibrozil, a trigycleride-lowering agent. This is in contrast to several popular statins, which can cause significant toxicity if used concomitantly with gemfibrozil due to significant drug-drug interactions.

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

Under our agreement with Ranbaxy, we are obligated to pay Ranbaxy up to a total of $43.0 million in development and sales-based milestones if we further develop PPD-10558 and it were to be approved and commercialized, and it meets specific commercialization and sales milestones. We also would be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. We are solely responsible and will bear all costs and expenses for the development, manufacture and marketing of the compound and licensed products. If we exercise our right to terminate early, other than for safety or efficacy reasons, a material product failure or Ranbaxy breach, we are obligated to pay Ranbaxy $1.0 million.

Recent events: Last quarter, we successfully completed the enrollment of a 12-week Phase II Proof-of-Concept study, evaluating the tolerability and efficacy of PPD-10558 in patients with high cholesterol, who have previously experienced statin-intolerance due to SAM. This randomized, double-blind study is comparing the rates of SAM with PPD-10558, atorvastatin and placebo, and will also compare cholesterol-lowering as a secondary endpoint. We expect to have results available in early 2012.

Marketed Products

Nesina (alogliptin) for Type II diabetes

The World Health Organization estimates that more than 170 million people worldwide have Type-1 and Type-2 diabetes and that the number will double by 2030. Worldwide sales of antidiabetic treatments in 2009 were $30.4 billion.

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

Recent events: On July 25, 2011, Takeda announced resubmission of the U.S. new drug applications, or NDAs, for alogliptin and alogliptin in fixed-dose combination with pioglitazone. Takeda has indicated that the FDA review process should take 6 months. If U.S. approval is granted, we would receive a $25.0 million milestone payment as well as potential royalties and sales-based milestones. Finally, we continue to be pleased with the uptake of Nesina in Japan, with royalty revenues increasing 64% on a quarter-over-quarter basis from the second quarter of 2011.

On September 8, 2011, Takeda announced that SYR-472 entered Phase III clinical trials in Japan to evaluate its safety and efficacy for the treatment of T2D. SYR-472 is part of the DPP-4 inhibitor portfolio that was purchased by Takeda from PPD and Syrrx in 2005. SYR-472 has the same mechanism of action as alogliptin. However, in contrast to alogliptin, which is a once-daily oral therapy, SYR-472 is a once-weekly oral formulation, which offers potential for greater convenience for diabetes patients. The program is at Phase II in the United States and E.U. If SYR-472 is approved, then we would be eligible for royalty payments at the same rates as for Nesina. Under our agreement with Takeda, we would be entitled to receive payment for: E.U. submission, E.U. approval, or U.S. approval milestones for SYR-472 or Nesina, whichever compound achieves the milestone(s) first. The potential regulatory milestones are: U.S. approval, $25.0 million; E.U. filing, $10.0 million; and E.U. approval, $10.0 million.

On September 20, 2011 Takeda launched Liovel®, a fixed-dose combination product containing alogliptin and pioglitazone, in Japan. Liovel is the first fixed-dose combination product containing a DPP-4 inhibitor and thiazolidinedione available in Japan. Takeda must pay us royalties for Liovel sales based on the proportion of Nesina’s average sales price compared to that of pioglitazone plus Nesina.

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

We acquired Priligy from Eli Lilly and Company, or Lilly, and out-licensed it to Alza Corporation, or Alza, and it is currently being marketed by Alza’s affiliate Janssen. Under our license agreement with Alza, we have the right to receive up to $15.0 million in additional regulatory milestone payments, up to $50.0 million in sales-based milestone payments, and sales-based royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volumes increase, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume based on the level of Priligy sales worldwide. We are obligated to pay Lilly a royalty of 5% on annual sales in excess of $800.0 million.

Recent events: Janssen continues to conduct additional studies with Priligy in the United States and abroad. Currently, Priligy is approved for on-demand treatment of premature ejaculation in seven European countries: Germany, Spain, Italy, Portugal, Finland, Sweden and Austria. On October 18, the Committee for Human Medicinal Products, or CHMP, of the European Medicines Agency adopted a positive opinion recommending the approval of Priligy (dapoxetine) in the European Union Member States where the drug had not yet been approved. The CHMP is the committee responsible for the scientific assessment of products seeking centralized marketing authorization throughout the European Union. The CHMP’s positive opinion will now be referred to the European Commission for a final decision, which we expect in the coming months.

We are enthusiastic about the potential for Priligy ex-U.S.; however, we cannot assure that the drug will be approved in the United States. We are actively evaluating the possibility of restructuring our existing agreement with Alza for Priligy. Any transaction might require that we negotiate additional out-licenses or collaborations, and could require additional external sources of financing.

Results of Operations

The Company’s business consists solely of compound development and collaborative activities. Accordingly, the Company operates in one reportable business segment. Historically, our revenues consisted primarily of milestone and royalty payments from collaborators. For the nine month period ended September 30, 2010, our year-to-date revenue included $7.5 million in regulatory approval milestones resulting from regulatory and pricing approval of Nesina in Japan and $1.0 million in royalty revenue from the sale of Priligy and Nesina by our collaborators, Alza and Takeda, respectively. For the nine month period ended September 30, 2011, our revenue included $2.5 million in royalties from the sale of Priligy and Nesina by our collaborators.

We incurred research and development expenses of $40.2 million and $38.1 million for the nine month period ended September 30, 2010 and September 30, 2011, respectively. Our research and development expenses include costs incurred for our clinical-stage drug candidates, including the novel statin, PPD-10558, and the two compounds in-licensed from Janssen. We expect our level of research and development expenditures related to Phase II studies to further decrease over the next quarter and decline significantly thereafter as work on our various Phase II studies comes to completion. We expect to invest a limited amount in Phase II to Phase III transition and enabling activities during this same time period. These expenses include contract research organization services provided by PPD, non-clinical testing and clinical trial material manufacturing provided by third parties, and the direct cost of our personnel managing the programs and payments to third parties. All research and development expenses for our drug candidates and external collaborations are expensed as incurred.

For the nine month period ended September 30, 2011, we reported an operating loss of $42.1 million. We expect to continue to incur additional losses, and expect that our results will fluctuate from quarter to quarter and that such fluctuations might be substantial.

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

For periods prior to the June 14, 2010 spin-off, we were allocated expenses from PPD such as executive oversight, risk management, accounting, tax, legal, investor relations, human resources, information technology, facilities and depreciation, but were not allocated the underlying productive assets, such as information systems equipment, and furniture and facilities that were not assigned to us, but from which we have benefited. Such expenses have been reflected in the combined and consolidated financial statements as expense allocations from PPD. The basis of these allocations included full-time equivalent employees for the respective periods presented and square footage of occupied space. See Note 8 of the notes to our combined and consolidated financial statements for further discussion of the allocations.

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

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2011

The following table sets forth amounts from our combined and consolidated financial statements for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2011.

	Three Months Ended September 30,
(in thousands)	2010	2011
Revenue:
Milestones	$—	$—
Royalties	270	1,272
Service	—	—
Other	18	—

Total revenue	288	1,272

Direct expenses	—	—
Research and development expenses	19,993	12,024
Selling, general and administrative expenses	1,451	2,100
Depreciation and amortization	19	19

Total operating expenses	21,463	14,143

Operating loss	(21,175)	(12,871)
Interest expense	—	136
Other income, net	1	—

Loss before provision for income taxes	(21,174)	(13,007)
Provision for income taxes	6	6

Net loss	$(21,180)	$(13,013)

Revenue. Total revenue increased $1.0 million to $1.3 million in the third quarter of 2011 from 2010. This increase was related to an increase in royalty revenue related to the sales of Priligy in various countries outside the United States and from the sales of Nesina in Japan.

Expenses. Research and development, or R&D, expenses decreased $8.0 million to $12.0 million in the third quarter of 2011. The decrease in R&D expense was due predominantly to reduced development costs for the MuDelta and JNJ-Q2 compounds offset by increased spending related to the PPD-10558 compound.

The following table sets forth amounts from our combined and consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2011.

	Three Months Ended September 30,
(in thousands)	2010	2011	$ Inc (Dec)
R&D expense by project:
MuDelta	$10,524	$3,595	$(6,929)
Fluoroquinolone (JNJ-Q2)	8,518	4,574	(3,944)
Novel statin (PPD-10558)	616	3,398	2,782
Other R&D expense	335	457	122

Total R&D expense	$19,993	$12,024	$(7,969)

R&D expenses may fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. We expect the costs related to the Phase II development activity for the MuDelta and JNJ-Q2 compounds will be $20.0 to $25.0 million over the next two years. We continue to advance development activities with respect to PPD-10558. We estimate the remaining cost of PPD-10558 Phase II development will be $5.0 to $7.0 million over the next two years.

Selling, general and administrative, or SG&A, expenses increased $0.6 million to $2.1 million in the third quarter of 2011 from the third quarter of 2010. The increase in SG&A expenses was the result of additional costs associated with legal and consulting services of $0.5 million in the third quarter of 2011.

Income Taxes. During 2010 and 2011, we did not record a tax provision related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. Additionally, with the exception of the pre-acquisition federal and state tax filings for Magen BioSciences, Inc. and certain separate state filings, through the June 14, 2010 spin-off our operations were included in the consolidated federal and combined state tax returns of PPD, and the resulting tax attributes have been fully utilized by PPD and are no longer available to us for future use. Subsequent to June 14, 2010, we have filed federal and state returns separately from PPD and used our tax attributes accordingly. However, we anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability. For the three month period ended September 30, 2011, the Company recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes.

Results of Operations. Operating loss decreased $8.3 million from a loss of $21.2 million in the third quarter of 2010 to a loss of $12.9 million in the third quarter of 2011. Net loss of $13.0 million in the third quarter of 2011 represents an $8.2 million decrease from net loss of $21.2 million in the third quarter of 2010. These decreases resulted primarily from the $8.0 million decrease in R&D expenses as described above.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2011

The following table sets forth amounts from our combined and consolidated financial statements for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2011.

	Nine Months Ended September 30,
(in thousands)	2010	2011
Revenue:
Milestones	$7,500	$—
Royalties	1,047	2,505
Service	75	—
Other	72	—

Total revenue	8,694	2,505

Direct expenses	21	—
Research and development expenses	40,227	38,123
Selling, general and administrative expenses	6,230	6,424
Depreciation and amortization	87	64

Total operating expenses	46,565	44,611

Operating loss	(37,871)	(42,106)
Interest expense	—	136
Other income, net	6	—

Loss from continuing operations before provision for income taxes	(37,865)	(42,242)
Provision for income taxes	8	18

Loss from continuing operations	(37,873)	(42,260)
Loss from discontinued operations, net of income taxes	(5,133)	—

Net loss	$(43,006)	$(42,260)

Revenue. Total revenue decreased $6.2 million to $2.5 million in the first nine months of 2011 from 2010. We earned a $7.5 million milestone payment upon regulatory and pricing approvals of Nesina in Japan in 2010 and no milestone payment in 2011, while royalty revenue increased $1.5 million related to the sales of Priligy in various countries outside the United States and from the sales of Nesina in Japan.

Expenses. R&D expenses decreased $2.1 million to $38.1 million in the first nine months of 2011. The decrease in R&D expense was due predominantly to reduced development costs for the MuDelta and JNJ-Q2 compounds offset by increased spending related to the PPD-10558 compound.

The following table sets forth amounts from our combined and consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2011.

	Nine Months Ended September 30,
(in thousands)	2010	2011	$ Inc (Dec)
R&D expense by project:
MuDelta	$18,349	$14,847	$(3,502)
Fluoroquinolone (JNJ-Q2)	19,733	12,020	(7,713)
Novel statin (PPD-10558)	1,055	9,528	8,473
Other R&D expense	1,090	1,728	638

Total R&D expense	$40,227	$38,123	$(2,104)

R&D expenses may fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. We expect the costs related to the Phase II development activity for the MuDelta and JNJ-Q2 compounds will be $20.0 to $25.0 million over the next two years. We continue to advance development activities with respect to PPD-10558. We estimate the remaining cost of PPD-10558 Phase II development will be $5.0 to $7.0 million over the next two years.

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

SG&A expenses increased $0.2 million to $6.4 million in the first nine months of 2011 from 2010. The increase in SG&A expenses was the result of costs associated with the spin-off incurred during the first nine months 2010 of $2.6 million, offset by costs associated with stock compensation expense of $1.6 million, costs associated with legal and consulting services of $0.5 million and additional costs associated with being a stand-alone public company in the first nine months of 2011.

Income Taxes. For the nine month period ended September 30, 2011, the Company recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes.

Results of Operations. Operating loss increased $4.2 million from a loss of $37.9 million in the first nine months of 2010 to a loss of $42.1 million in the first nine months of 2011. This increase in our loss from operations resulted primarily from the $7.5 million decrease in milestone revenue as described above.

In May 2010, PPD discontinued operations of its wholly-owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program which made up a large portion of the dermatology program. As a result, this business unit is shown as discontinued operations for 2010.

Net loss of $42.3 million in the first nine months of 2011 represents a $0.7 million decrease from net loss of $43.0 million in the first nine months of 2010. Included in the 2010 period was a loss from discontinued operations of $5.1 million related to PPD Dermatology, Inc.

Liquidity and Capital Resources

As of September 30, 2011, we had $54.8 million of cash, cash equivalents and short-term investments. The primary source of our cash is the $100.0 million PPD provided us upon the spin-off on June 14, 2010. On August 18, 2011, we entered into a Loan and Security Agreement with MidCap Funding III, LLC and Silicon Valley Bank. The loan agreement is structured in two tranches. The first tranche in the amount of $10.0 million was drawn upon closing of the transaction. The second tranche of $5.0 million only becomes available to us if a pre-defined financing event occurs. As noted in Note 1 of the notes to our combined and consolidated financial statements, under the loan agreement, we are required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $10.0 million until mid-January 2012. We expect that these sources of cash should fund our operations and working capital requirements for the next 12 months, based on current operating plans. In addition to the PPD cash contribution and borrowings under the loan agreement, we expect to receive future payments from our existing collaborations that should provide additional support for our operations and working capital requirements.

The timing and amount of any future expenses, trial completion dates and revenues related to our drug candidates are subject to significant uncertainty. We do not know if we will be successful in developing any of our drug candidates. The timing and amount of our research and development expenses will depend upon the costs associated with the present and potential future clinical trials and non-clinical studies of our drug candidates, any related expansion of our research and development organization, regulatory requirements, and manufacturing costs. There are numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of events arising during clinical development. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those we currently anticipate to complete clinical development of a drug candidate, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. The timing and amount of revenues, if any, are dependent upon the success of the clinical trials as well as the commercial success of these products in the marketplace, all of which are subject to a variety of risks and uncertainties.

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

For the nine month period ended September 30, 2011, our operating activities used $37.2 million in cash compared to $33.3 million used for the same period in 2010. Our operating activities relate predominately to R&D costs associated with our compound portfolio.

For the nine month period ended September 30, 2011, our investing activities used $10.0 million in cash related to the purchase of short-term investments. For the nine month period ended September 30, 2010, our investing activities provided $2.8 million in cash. The purchaser of Piedmont Research Center, LLC had an indemnification holdback of $3.5 million, which PPD received, offset by purchases of property and equipment of $0.7 million.

For the nine month period ended September 30, 2011, our financing activities provided $10.0 million in cash under the loan agreement with MidCap Funding and Silicon Valley Bank. For the nine month period ended September 30, 2010, our financing activities provided $22.6 million of cash related to the net change in investment from our former parent and $100.0 million related to cash contributed by PPD as part of the spin-off.

As of September 30, 2011, we had three collaborations that involve potential future expenditures. The first is our collaboration with Alza for Priligy. In connection with this collaboration, we have an obligation to pay a royalty to Lilly of 5% on annual net sales of the compound in excess of $800.0 million. If the related triggering events and product sales occur, we are entitled to receive from Alza future regulatory milestone payments of $15.0 million, sales-based milestone payments of up to $50.0 million, and royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volumes increase, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume. There are no ongoing costs of development for this compound. We are actively evaluating the possibility of restructuring our existing agreement with Alza for Priligy. Any transaction might require that we negotiate additional out-licenses or collaborations, and could require additional external sources of financing.

The second collaboration involving future expenditures is in respect of the two compounds in-licensed from Janssen: JNJ-Q2 and MuDelta. On April 18, 2011, Janssen announced that in connection with a broad strategic review of its portfolio of infectious disease programs, it will be redirecting its research and development efforts toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen elected not to exercise its option to continue the development of the JNJ-Q2 compound. On April 19, 2011 we announced we had acquired full exclusive license rights to develop and commercialize the JNJ-Q2 compound under our existing development and license agreement with Janssen. We plan to continue evaluating other partnering and funding opportunities, which could result in significant additional research and development expense in future periods. We may be obligated to pay Janssen, for the JNJ-Q2 compound, up to $50.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases.

At the completion of Phase II development, Janssen will have the option to continue development and commercialization of the MuDelta compound. In exchange, we may receive up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as sales-based royalty payments increasing from mid-single digit to low initial double digit percentages as sales volume increases. In the event Janssen elects not to continue the MuDelta program, we have the option to continue developing and commercializing the compound, and we would be obligated to pay Janssen up to $50.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. See Note 9 of the notes to our combined and consolidated financial statements for further discussion.

We expect expenses associated with the Phase II development of the compounds in-licensed from Janssen to be between $20.0 and $25.0 million over the next two years.

The third collaboration involving future expenditures is with Ranbaxy for a novel statin compound, PPD-10558. If we develop this product and it attains regulatory approval, and in addition, the product meets specific commercialization and sales milestones, the total amount of potential clinical and sales-based milestones that we are obligated to pay Ranbaxy would be $43.0 million. We would also be obligated to pay Ranbaxy sales-based royalties of a mid-single digit percentage. We will be solely responsible and will bear all costs and expenses for the development, manufacture, and marketing of the compound and licensed products. We estimate the remaining cost of Phase II development will be $5.0 to $7.0 million over the next two years. If we exercise our right to terminate early, other than for safety or efficacy reasons, a material product failure or Ranbaxy breach, we must pay Ranbaxy $1.0 million.

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

Contractual Obligations

On August 18, 2011, we entered into a Loan and Security Agreement with MidCap Funding III, LLC and Silicon Valley Bank, collectively, the Lenders. Each Lender has a term loan commitment of up to $7.5 million under the Loan Agreement, giving us a total available amount of $15.0 million. The loans are divided into two separate tranches. The first tranche of $10.0 million closed on August 18, 2011. The second tranche of $5.0 million only becomes available to us if a pre-defined financing event occurs. The first tranche bears interest at a fixed rate of 10.25% per annum and is due August 1, 2015. Interest accrues monthly and is payable on the first day of the following month, in arrears. Principal payments of the first tranche begin on August 1, 2012, are due the first day of each month, and will be paid on a ratable monthly basis until maturity. We intend to use the proceeds from the loans to support research and development for our clinical stage compounds JNJ-Q2, MuDelta and PPD-10558.

A final payment fee is due to the Lenders in an amount equal to 2.5% of the loan commitments, payable at the maturity date or earlier prepayment of the loans. We may prepay the first tranche subject to a prepayment fee of between one and four percent of the amount borrowed, depending on the time of the prepayment. The amount of interest expense related to the Loan Agreement included in the statements of operations for the three and nine month periods ended September 30, 2011 was $0.1 million. Included in this amount is the ratable accrual over the term of the loan of the final payment fee, payable upon the maturity date, which is presented in other long-term liabilities within the consolidated balance sheets.

Under the Loan Agreement, we are subject to affirmative covenants customary for financings of this type, including the obligations to maintain good standing, provide certain notices to the Lenders, deliver financial statements to the Lenders, maintain insurance, discharge all taxes, protect intellectual property and protect collateral. We are also subject to negative covenants customary for financings of this type, including that we may not enter into a merger or consolidation or certain change of control events, incur liens on the collateral, incur additional indebtedness, dispose of any property, change our jurisdictions of organization or our organizational structures or types, declare or pay dividends (other than dividends payable solely in Common Stock), make certain investments or acquisitions, and enter into certain transactions with affiliates, in each case subject to certain customary exceptions, including exceptions that allow us to acquire additional compounds and to enter into licenses and similar agreements providing for the use and collaboration of our intellectual property provided certain conditions are met. In addition, under the Loan Agreement we are required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $10.0 million until mid-January 2012. Our cash, cash equivalents and short-term investment accounts serve as collateral for the loan. We are currently in compliance with our obligations under the Agreement.

The Loan Agreement provides that events of default include failure to make payment of principal or interest on the Loan when required, failure to perform certain obligations under the Loan Agreement and related documents, defaults in certain other indebtedness and certain other events including certain adverse actions taken by the Food and Drug Administration or other governmental authorities. Upon events of default, our obligations under the Loan Agreement may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, our obligations under the Loan Agreement will bear interest at a rate equal to the lesser of (a) 4% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default and (b) the maximum rate allowable under law.

During the quarter ended September 30, 2011, we extended our current operating lease agreements through June 2012 for our following locations: Wilmington, North Carolina; Rockville, Maryland; Richmond, Virginia; Blue Bell, Pennsylvania; and Austin, Texas.

As of September 30, 2011, we were contingently obligated under certain collaboration agreements. For more information, see “Liquidity and Capital Resources.”

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

In September 2011, the FASB issued an update to the accounting standard that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently required. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to proceed directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. We are currently evaluating the impact this update will have on our combined and consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Under our current investment policies, we invest our cash, cash equivalents and short-term investments in money market funds that invest in short-term U.S. Treasury securities with insignificant rates of return. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

10.23	Loan and Security Agreement dated August 18, 2011 with MidCap Funding III, LLC and Silicon Valley Bank (the Lenders)

10.24	Pledge Agreement dated August 18, 2011 with the Lenders

10.25	Secured Promissory Note dated August 18, 2011 to the Lenders

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL)

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

Date: November 10, 2011