Form 10-K
period 2011-12-31
Furiex Pharmaceuticals, Inc.
filed 2012-03-07
CIK 1484478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(919) 456-7800

(Registrant’s telephone number, including area code):

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $0.001 per share	Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $151.0 million as of June 30, 2011, based on the closing price of the Common Stock on that date on the Nasdaq Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

As of February 29, 2012, there were 9,949,422 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (certain parts, as indicated in Part III).

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

Our Business

About Furiex Pharmaceuticals

We are a drug development collaboration company that uses innovative clinical development strategies to increase the value of partnered pharmaceutical assets and accelerate their development timelines. We collaborate with pharmaceutical and biotechnology companies to increase the value of their drug candidates by applying our novel approach to drug development, which we believe expedites research and development decision-making and can shorten drug development timelines. We share the risk with our collaborators by running and financing drug development programs up to agreed clinical milestones, and in exchange, we share the potential rewards, receiving milestone and royalty payments for successful drug candidates. This business model is designed to help feed product pipelines and deliver therapies to improve lives.

Our company continues the compound partnering business started by Pharmaceutical Product Development, Inc., or PPD, in 1998. We became an independent publicly traded company on June 14, 2010, when PPD spun-off its compound partnering business through a tax-free, pro-rata dividend distribution of all of the shares of the Company to PPD shareholders. PPD does not have any ownership or other form of equity interest in the Company following the spin-off. The Company’s operations are headquartered in Morrisville, North Carolina. Our website address is www.furiex.com. Information on our website is not incorporated herein by reference. We make available free of charge through our website press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission.

Business Description

Our goal is to in-license from or form strategic alliances with pharmaceutical and biotechnology businesses to develop and commercialize therapeutics in which the risks and rewards are shared. We seek to collaborate with pharmaceutical and biotechnology companies to increase the value of early stage drug candidates by applying our novel approach to drug development that we believe expedites research and development decision-making and can shorten drug development timelines. Furiex’s team is staffed with the same key PPD team members who demonstrated proven success in the drug development collaboration business while at PPD, as well as highly-qualified additional members. Our strategy is to invest in drug candidates that have a relatively straightforward path to regulatory approval and a large addressable market. Every drug candidate we review is subjected to our rigorous due diligence process by our team of experts who possess experience in all aspects of the drug development process.

Once we in-license or form an alliance, we use our drug development experience and financial resources to advance the drug candidate through clinical development. We apply a novel approach that shortens drug development timelines that we believe transforms research and development into revenues more rapidly than the typical development cycle for such collaborations. Specifically, we set the development strategy based on a product candidate’s best market position, design and manage non-clinical and clinical studies, manage the drug manufacturing programs and evaluate the efficacy and safety data necessary to obtain regulatory approvals for the drug candidate. We use service providers to execute the tasks needed to develop and commercialize our product candidates.

Most of our collaborations involve late development and commercialization agreements with large pharmaceutical companies. Typically, if our collaborators are unable or unwilling to execute on late stage development and commercialization, then we have the option to seek new collaborators.

In exchange for our drug development efforts and sharing the risk with our collaborator, we are entitled to receive milestone payments and royalties based on the continued development and commercialization success of the drug candidate.

Currently, we have rights to several compounds in various stages of development and commercialization, including:

•

Rights to royalties and regulatory and sales-based milestone payments from Takeda Pharmaceuticals Company Limited, for alogliptin and SYR-472. Takeda received regulatory and pricing approval in Japan during the second quarter of 2010 for alogliptin for the treatment of Type-2 diabetes. Takeda markets alogliptin in Japan under the name Nesina®. In February 2011, additional indications for Nesina were approved in Japan including use in combination with two common classes of diabetes drugs, sulfonylureas and biguanides. In the third quarter of 2011, Takeda launched two dosages of Liovel®, a fixed dose combination tablet of Nesina (alogliptin) and Actos® (pioglitazone HCL), in Japan. In July 2011, Takeda announced resubmission of the U.S. NDAs for alogliptin and alogliptin in fixed-dose combination with pioglitazone. In September 2011, Takeda announced that SYR-472 entered Phase III clinical trials in Japan for treatment of Type-2 diabetes.

•

Rights to royalties and regulatory and sales-based milestones from the collaboration with Alza Corporation, an affiliate of Janssen Pharmaceutica, N.V., for Priligy®, the first approved treatment in the world for premature ejaculation. Priligy is currently marketed in 15 countries in Europe, Asia-Pacific and Latin America.

•

A compound licensed from Janssen, (an affiliate of Johnson & Johnson), in November 2009 that is a mu opioid receptor agonist and delta opioid receptor antagonist, which we call MuDelta, for the treatment of diarrhea-predominant irritable bowel syndrome. We completed a Phase II Proof-of-Concept clinical trial during 2011 which demonstrated that MuDelta has a favorable efficacy and safety profile. In November 2011, we acquired full exclusive license rights to develop and commercialize MuDelta under our existing development and license agreement with Janssen.

•

A fluoroquinolone antibiotic licensed from Janssen in November 2009, which we call JNJ-Q2, for the treatment of acute bacterial skin and skin structure infections, such as abscesses that occur deep in the skin layers, and respiratory infections. In 2010, we completed a Phase II clinical trial using the oral formulation for acute bacterial skin infections reporting positive results. In late 2011, we halted a community-acquired bacterial pneumonia study, ongoing since late 2010, due to challenges in recruiting the study based on the current U.S. Food and Drug Administration, or FDA, guidance and recent information that the FDA’s guidance may change. In April 2011, we acquired full exclusive license rights to develop and commercialize JNJ-Q2 under our existing development and license agreement with Janssen.

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

In order to obtain regulatory approval from the FDA to market a drug, certain data about the safety and efficacy of the drug is required. To obtain such data, drug developers frequently choose to run studies sequentially. For example, they might run one study, wait to see the results, and then they run the next study. Developers prefer this approach primarily to limit upfront expenditures since the success of any given study is not known and the decision might be made not to move forward due to negative data. This sequential approach slows down the development process.

We approach drug development by minimizing the time it takes to bring products to the market. Our novel approach manages drug development with parallel processing and efficient decision-making. We use our drug development experience to predict possible outcomes of a study and take risks based on those predictions. By assuming success at each critical decision point in advance, as opposed to waiting for results, development time is reduced. In addition, we seek to mitigate risks by contingency planning for potential problems. As a result, we can accelerate the development process by bridging steps across the developmental program as well as between studies, as was evidenced with alogliptin where it took just 39 months from the filing of the Investigational New Drug application, or IND, to the filing of the New Drug Application, or NDA. Additionally, we focus our efforts on only those essential studies necessary for regulatory approval. This helps to shorten developmental timelines.

Two key elements to our approach are our due diligence process and our planning for the success of each compound. Before we enter into a collaboration for a compound, we subject it to an intense due diligence review covering every step in the development process, from preclinical and clinical studies through marketing approval. We generally look for and enter into collaborations with respect to compounds that have the following characteristics:

•	address medical conditions with a significant unmet need;

•	a reasonable development time;

•	reasonable predictability of non-clinical models;

•	clinical evidence no later than Phase Ib;

•	a solid patent estate;

•	acceptable estimated cost of goods; and

•	attractive economic terms with the compound’s innovator and ultimate commercial collaborator.

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

We believe this approach works well because the core development team is empowered to make decisions, real-time technology tools facilitate rapid data review, development programs are designed to optimize market position and timelines are driven by science and “must have” studies. The resulting ability to reduce development timelines in turn allows us to capitalize more quickly on our investment. We believe our success evolves from our development efficiency.

According to the Tufts University Center for the Study of Drug Development Outlook 2009, since 2002 the average time from the filing of an IND to the filing of an NDA is over eight years. By contrast, we advanced alogliptin as a treatment for Type-2 diabetes (for the monotherapy program) from IND to NDA in only 39 months.

Our Business Strategy

Our strategy is to in-license and develop novel early stage drug candidates that address medical conditions with a significant unmet need. We invest in innovative early stage drug candidates whose targets have scientific or clinical validation, and in disease areas that have a relatively straightforward path to regulatory approval. We leverage our extensive drug development expertise to implement efficient and high quality development programs that accelerate time to market. We progress drug candidates to key value inflection points and form strategic collaborations with commercial pharmaceutical companies in exchange for milestones and royalties. Each potential drug candidate we consider is subjected to a rigorous review process by our due diligence team, which has expertise in all aspects of drug development, as well as in intellectual property and commercial assessment. This approach has enabled us to build what we believe is a strong, diversified portfolio of drug candidates and commercialized products that offer value to patients, our investors and collaborators. We plan to continue to grow our business by in-licensing or acquiring promising compounds and establishing new development and commercialization partnerships.

Our Portfolio

We have two Phase III-ready products in clinical development, with exclusive license rights to both products: MuDelta and JNJ-Q2. In addition we have one compound in Phase III development with a collaborator, SYR-472, and two compounds that are commercialized by collaborators, for which we are eligible to receive regulatory milestone payments plus worldwide sales royalty and milestone payments. These compounds, Nesina and Priligy, are currently marketed outside of the United States, and we have no further development obligations for any of these three compounds.

Compounds in Clinical Development

MuDelta for diarrhea-predominant irritable bowel syndrome

Diarrhea-predominant irritable bowel syndrome, or IBS-d, affects approximately 28 million patients in the United States and the five major European Union countries, and is characterized by chronic abdominal pain and frequent diarrhea. Studies have demonstrated that IBS-d is associated with work absenteeism, high medical costs and low quality of life. We believe the market for prescription treatments for IBS-d is underserved due to the limited number of available treatments and the adverse side effects associated with those treatments.

MuDelta is a novel, orally active, Phase III-ready investigational agent with combined mu opioid receptor agonist and delta opioid receptor antagonist activity. The compound’s dual opioid activity is designed to treat diarrhea and pain symptoms of IBS-d, without causing the constipating side effects that occur with mu opioid agonists. MuDelta acts locally in the gut and has very low oral bioavailability, thus limiting the potential for systemic side effects, such as sedation. In January 2011, the FDA granted Fast Track designation to the MuDelta IBS-d program. Fast Track is a process for facilitating the development and expediting the review of drugs to treat serious diseases and fill unmet medical needs, with the goal of bringing important new drugs to patients earlier. Approximately 700 subjects have been treated with MuDelta to date.

In 2011, we progressed the development of MuDelta from both a developmental and regulatory perspective. We completed a large multicenter randomized-double-blind Phase II Proof-of-Concept trial in patients with IBS-d, which demonstrated that MuDelta has a favorable efficacy and safety profile. We also presented top-line data for the study at the American College of Gastroenterology 2011 meeting. Key findings from the Phase II Proof- of-Concept study results are summarized below:

The study reached statistical significance for the primary endpoint of improvement in stool consistency and abdominal pain at week four of treatment, which was developed prior to the release of the FDA’s IBS guidance in 2010, as well as secondary endpoints of adequate relief of IBS-d symptoms at weeks 4, 8, and 12. Importantly, the favorable efficacy results were obtained in a post hoc responder analysis, using the composite endpoint of improvement in pain and diarrheal symptoms, based on the FDA 2010 guidance. Using this endpoint (where a responder is defined as a patient with a Bristol Stool Score of < 4 and daily pain ratings improved by > 30% compared to baseline for at least 50% of days of the 12-week treatment period), MuDelta showed statistically and clinically meaningful differences compared with placebo at both the 100 mg BID and 200 mg BID doses.

The FDA agreed at our End of Phase II Meeting, that the aforementioned endpoint is an acceptable primary endpoint for Phase III pivotal studies; we believe this provides a clear regulatory path for progressing the program. We believe that our favorable Phase II study results with this endpoint bodes well for the Phase III program.

In November 2011, we acquired full exclusive license rights to develop and commercialize MuDelta under our existing development and license agreement with Janssen Pharmaceutica, N.V., or Janssen. We acquired these rights as a result of Janssen’s recent decision not to exercise its option under the agreement to continue development of MuDelta. Based on our 2009 agreement, we will continue developing and commercializing the compound and Janssen may receive up to $50.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties are to be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

We are actively exploring various partnering and funding options to advance development of MuDelta. In January 2012, we received favorable written feedback from the FDA on the manufacturing program, which enables us to keep program timelines on track. We are conducting Phase III manufacturing as well as other study start-up activities, with the goal of commencing Phase III dosing in the third quarter of 2012. We are also in the process of obtaining Scientific Advice from the European regulatory authorities about a European development strategy for MuDelta.

  JNJ-Q2

Community-acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI, are important public-health concerns due to increasing drug resistance of established antibiotics to causative pathogens. Due to the emerging resistance to established antibiotics, there is a large unmet need for antibiotics such as JNJ-Q2, that cover a broad range of pathogens, including resistant Staphylococcus (“Staph”) and Streptococcus (“Strep”), and that have the potential for both intravenous and oral use. Bacterial infections are a major cause of morbidity and mortality. More than 14 million ambulatory physician visits each year are related to skin and soft-tissue infections, and approximately 94,000 Americans developed serious MRSA (methicillin resistant Staphylococcus “Staph” aureus) infections in 2005, according to a recent study published in the Journal of the American Medical Association. Global microbiological surveillance suggests that approximately 40% of Staph infections in the U.S., Latin America and Asia Pacific are MRSA. According to Global Data, the global MRSA market was valued at $900 million in 2010 and is projected to exceed $1.0 billion by 2017. The pneumonia therapeutics market was valued at $2.0 billion in 2010 with $1.8 billion value forecast for 2018 due to expected patent expirations.

JNJ-Q2 is a novel broad-spectrum fluoroquinolone antibiotic that also has broad coverage against two important drug resistant pathogens: MRSA and drug-resistant Streptococcus pneumoniae. In addition, it is highly active against other common and difficult to treat bacteria, including those that are gram-negative, gram-positive, atypical and anaerobic, and it has a low propensity for drug resistance. JNJ-Q2 is also active against resistant pathogens that might be used in bioterrorism and also, in drug-resistant gonorrhea. This broad bactericidal spectrum gives JNJ-Q2 an advantage over many other antibiotics, which do not reliably treat polymicrobial infections (i.e., wound infections containing multiple bacterial species) or such a wide variety of respiratory pathogens. We are developing JNJ-Q2 for both IV and oral use, which differentiates it from many other MRSA treatments, which are available for IV use only. The product has been in development for both skin infections and pneumonia, with the lead indication being ABSSSI.

In November 2010, we reported positive results for our randomized, double-blind, multicenter Phase II clinical trial comparing the efficacy, safety and tolerability of JNJ-Q2 with linezolid (Zyvox®) in a study of 161 patients with ABSSSI receiving oral treatment twice a day with either JNJ-Q2 or linezolid for 7 to14 days. JNJ-Q2 had positive results for both clinical cure and early response endpoints involving cessation of skin lesion spread or reduction in lesion size and absence of fever within 48 to 72 hours after starting treatment, consistent with the latest FDA draft guidance, with a slightly higher response rate for JNJ-Q2 at 62.7% than for linezolid at 57.7%. These results were published in the December 2011 issue of Antimicrobial Agents and Chemotherapy (Volume 55: pages 5790-5797) and are also available on line http://aac.asm.org/content/55/12/5790.full.

In April 2011, we acquired full exclusive license rights to develop and commercialize JNJ-Q2 under our existing development and license agreement with Janssen. We acquired rights to JNJ-Q2 as a result of Janssen’s decision not to exercise its option under the agreement which gave Janssen the opportunity to continue development of JNJ-Q2. This decision was related to Janssen’s April 2011 announcement that it will be directing its research and development investments toward antivirals and vaccines and would not be investing in new antibacterial therapies. Based on our existing agreement, Janssen may receive up to $50.0 million in regulatory milestone payments, and if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

In June and July of 2011, we had productive End of Phase II meetings with both the FDA and with several EU regulatory authorities, providing what we believe is a clear regulatory path to support global Phase III development in ABSSSI. Also, a total of 13 peer-reviewed scientific papers and abstracts on JNJ-Q2 were published in 2011.

In the fourth quarter of 2011, we terminated our study of community-acquired bacterial pneumonia prior to full recruitment. This decision was made for business reasons related to challenges in recruiting the study based on the current FDA guidance and recent information that the FDA’s guidance might change. The study was a double-blind randomized trial where patients with severe community-acquired pneumonia received intravenous treatment with JNJ-Q2 (twice daily) versus moxifloxacin (once daily), and were switched from IV to oral therapy as their conditions improved. Although we enrolled only 32 patients, the data from this small study gives us valuable qualitative information about the drug’s efficacy and tolerability in this very ill patient population. The results were encouraging, with a clinical cure rate (primary endpoint) of 87.5% for patients receiving JNJ-Q2 versus 81.3% of patients receiving moxifloxacin. The study was too small, however, to verify statistical significance (i.e., non-inferiority testing). For the secondary endpoint of clinical stability at day 4 (determined by patients’ vital signs and respiratory status) 50.0% of patients receiving JNJ-Q2 met the endpoint compared with 43.8% of patients receiving moxifloxacin. Both the IV and oral formulations of JNJ-Q2 had favorable tolerability and safety profiles, with no nausea or vomiting reported.

We believe that these Phase II clinical trial data for CABP, taken together with the excellent lung penetration data from our Phase I study, support Phase III-readiness for a CABP indication. We believe these data add value to the asset, in that the Phase III-readiness of JNJ-Q2 for two indications may provide a competitive advantage over other antibiotics in the development pipeline.

We indicated in the fourth quarter of 2011 that we were invited to submit a government contract proposal for research funding of JNJ-Q2 to the Biomedical Advanced Research and Development Authority, or BARDA. Although we had a productive pre-proposal meeting with BARDA, we have elected not to proceed with a contract proposal at present, because of limitations in government funding to support Phase III development.

We are continuing to seek to out-license JNJ-Q2. We plan to maintain the Phase III-readiness of the program, which should require minimal expenditures during 2012. We believe this drug has the potential to be valuable broad spectrum therapy for serious skin and lung infections.

  PPD-10558 (Statin compound)

In December 2006, we entered into an exclusive license agreement with Ranbaxy Laboratories, Ltd., or Ranbaxy, for rights to PPD-10558 as a potential treatment for dyslipidemia, a condition characterized by high cholesterol. In December 2011, we announced top-line results from the Phase II trial of the investigational drug PPD-10558 in patients with a history of statin-associated myalgia, or SAM. PPD-10558 did not meet its primary efficacy endpoint in this study.

Based on these results, we have made a decision to discontinue further spending on the PPD-10558 program and plan to terminate our license agreement with Ranbaxy in accordance with the terms of the agreement. As part of the agreement, we will owe Ranbaxy a $1.0 million development milestone payment upon completion of the Phase II final study report, which we anticipate will occur in the second quarter of 2012.

Marketed Products

Nesina (alogliptin) for Type II diabetes

Globally, as of 2010, it is estimated that there are 285 million people with diabetes. Type-2 diabetes comprises about 85%-95% of the total cases of diabetes. Worldwide sales of anti-diabetic treatments in 2010 were $34.4 billion.

Nesina, which is marketed by Takeda Pharmaceuticals Company Limited, or Takeda, is the trade name for alogliptin, a member of a relatively new class of drugs for the oral treatment of Type-2 diabetes. Nesina is a highly selective dipeptidyl peptidase-4, or DPP-4, inhibitor that slows the inactivation of hormones known as incretins, which play a major role in regulating blood sugar levels and might improve pancreatic function. Pivotal trials demonstrated that Nesina was well-tolerated when given as a single daily dose and it significantly improved glycemic control in Type-2 diabetes patients without raising the incidence of hypoglycemia. Additionally, Nesina has been shown to enhance glycemic control when used in combination with other commonly prescribed diabetes drugs.

We continue to see increasing sales of Nesina in Japan, with royalty revenues growing more than 64% over each of the last two quarters. Nesina was approved in Japan as monotherapy for Type-2 diabetes in 2010. In February 2011, additional indications for Nesina were approved in Japan for use in combination with sulfonylureas and use in combination with biguanides. In the third quarter of 2011, Takeda launched two dosages of Liovel, a fixed dose combination tablet of Nesina (alogliptin) and Actos (pioglitazone HCL), in Japan.

In July 2011, Takeda announced resubmission of the U.S. NDAs for alogliptin and alogliptin in fixed-dose combination with pioglitazone and a Prescription Drug User Fee Act, or PDUFA, action date of January 25, 2012 was assigned by the FDA. On November 18, 2011, Takeda announced that the PDUFA action date was delayed until April 25, 2012. If U.S. approval is granted, we would be eligible to receive a $25.0 million milestone payment as well as royalties and sales-based milestones. Also, Takeda announced that it had submitted an NDA in the U.S. for a fixed-dose combination of alogliptin and metformin, and that this application has a PDUFA action date in December 2012.

SYR-472 is part of the DPP-4 inhibitor portfolio that Takeda purchased from PPD and Syrrx in 2005. SYR-472 has the same mechanism of action as alogliptin. However, in contrast to alogliptin, which is a once-daily oral therapy, SYR-472 is a once-weekly oral formulation, which offers potential for greater convenience for diabetes patients. On September 8, 2011, Takeda announced that SYR-472 entered Phase III clinical trials in Japan for treatment of Type-2 diabetes. If SYR-472 is approved, then we would be eligible to receive royalty payments at the same rates as for Nesina. Under our agreement with Takeda, we would be entitled to receive milestone payments for SYR-472 or Nesina, whichever compound achieves the milestone(s) first.

Under our agreement with Takeda, we will be entitled to receive up to $45.0 million in future regulatory milestone payments ($25.0 million for U.S. approval, $10.0 million on regulatory filing for marketing authorization in the EU and $10.0 million for EU marketing authorization), and up to $33.0 million in sales-based milestone payments. In addition, we are entitled to receive payments on worldwide sales of Nesina based on royalty rates of 7% to 12% in the U.S., 4% to 8% in Europe and Japan and 3% to 7% in regions other than the U.S., Europe or Japan. These royalty payments are subject to a reduction of up to 0.5% for a portion of payments by Takeda to a licensor for intellectual property related to Nesina. Royalties are to be paid for the later of ten years following the first commercial sale or two years following the expiration of the last to expire patent. Takeda must pay us royalties for Liovel sales based on the proportion of Nesina’s average sales price compared to that of pioglitazone plus Nesina. We have no further financial obligation under this agreement.

Priligy (dapoxetine) for premature ejaculation

Priligy is the trade name for dapoxetine, a drug in tablet form specifically indicated for the “on-demand” treatment of premature ejaculation, or PE. It is the first oral medication to be approved for this condition. The reported percentage of men affected with PE at some point during their lives ranges from 4% to 30%, depending on the methodology and criteria used. Priligy is a unique, short-acting, selective serotonin reuptake inhibitor, or SSRI, designed to be taken only when needed, one to three hours before sexual intercourse, rather than every day. Priligy has been studied in five randomized, placebo-controlled Phase III clinical trials involving more than 6,000 men with PE and is marketed in 15 countries in Europe, Asia-Pacific and Latin America. Additional clinical studies are being conducted on Priligy in the U.S. and abroad. We are enthusiastic about the potential for Priligy ex-U.S.; however, we cannot assure that the drug will be approved in the United States.

We are actively evaluating and pursuing the possibility of restructuring the existing agreement with Alza Corporation, or Alza, for Priligy, with the possibility of involving another collaborative partner. Any transaction might require that the Company negotiate additional out-licenses or collaborations, and could require additional external sources of financing.

We acquired Priligy from Eli Lilly and Company, or Lilly, and out-licensed it to Alza, and it is currently being marketed by Alza’s affiliate Janssen. Under our license agreement with Alza, we have the right to receive up to $15.0 million in additional regulatory milestone payments, up to $50.0 million in sales-based milestone payments, and sales-based royalties ranging from 10% to 20% for sales of patented products without generic competition and ranging from 10% to 17.5% for non-patented products without generic competition, in both cases the percentages rise as sales volumes increase, and a royalty of 7.5% for patented and non-patented products with generic competition regardless of sales volume based on the level of Priligy sales worldwide. We are obligated to pay Lilly a royalty of 5% on annual sales in excess of $800.0 million.

Priligy has been marketed in seven European countries since 2009: Germany, Spain, Italy, Portugal, Finland, Sweden and Austria. In January 2012, the European Commission endorsed the positive opinion adopted by the Committee for Human Medicinal Products for Priligy (dapoxetine) 30 mg and 60 mg doses. Pending national approvals, the marketing authorization for the Priligy doses can be granted in the 20 European Union Member States where the drug has not yet been approved (including the United Kingdom and France), as well as in Norway and Iceland.

Our Drug Development Capabilities

The drug development capabilities of our executive officer team embodies over 50 years of research and development experience. This experience includes a deep understanding of the biological causes of human diseases and the factors that impact all aspects of successful drug development such as manufacturing, formulation, the cause of drug side effects, drug interactions and drug pharmacokinetics. We believe that our drug development capability and proven success rate will continue to provide a pipeline of unique compounds. Depending upon the availability of our development resources, our preclinical candidates might be added to our own internal clinical pipeline, or out-licensed to other companies for clinical development and commercialization.

Our Patents and Other Proprietary Rights

Patents and other proprietary rights are important to our business. It is our policy to seek patent protection for our assets, and also to rely upon trade secrets, know-how and licensing opportunities to develop and maintain our competitive position.

We own or have exclusively licensed 15 issued U.S. patents and have approximately 290 U.S. and non-U.S. pending patent applications. We have a policy to seek worldwide patent protection for our products and have foreign patent rights corresponding to most of our U.S. patents.

We license the rights to the following material patents related to our product candidates:

•

MuDelta. Licensed from Janssen. The license continues as long as we meet our obligations to Janssen and we have marketing rights to the compound. As of December 31, 2011, 23 U.S. and foreign patents have been issued to Janssen in this patent family. Additional U.S. and foreign patent applications are still pending.

•

JNJ-Q2. Licensed from Janssen. The license continues as long as we meet our obligations to Janssen and we have marketing rights to the compound. As of December 31, 2011, 56 U.S. and foreign patents have been issued to Janssen in this patent family. Additional U.S. and foreign patent applications are still pending.

Pursuant to the terms of the Uruguay Round Agreements Act, patents issued from applications filed on or after June 8, 1995, have a term of 20 years from the date of filing, no matter how long it takes for the patent to issue. Because patent applications in the pharmaceutical industry often take a long time to issue, this method of patent term calculation can result in a shorter period of patent protection afforded to us compared to the prior method of term calculation, which was 17 years from the date of issue. Our issued U.S. patents expire between 2023 and 2029, excluding any potential patent term extension available under U.S. federal law. We actively seek full patent term adjustment following allowance of a patent. We also actively seek patent term extensions following marketing approval. Under the Drug Price Competition and Patent Term Restoration Act of 1984 and the Generic Animal Drug and Patent Term Restoration Act of 1988, a patent that claims a product, use or method of manufacture covering drugs may be extended for up to five years to compensate the patent holder for a portion of the time required for FDA review.

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

Sales and Marketing

We currently have no marketing, sales or distribution capabilities. We plan to rely on third party collaborators to market our products, like Alza for Priligy and Takeda for Nesina and related products, and therefore we are subject to the strategic marketing decisions of such third parties. We generally plan to out-license our commercial rights in a territory to a third party with marketing, sales and distribution capabilities in exchange for one or more of the following: up-front payments; research funding; development funding; milestone payments; and royalties on drug sales. In some instances, however, we might choose to develop our own staff for marketing, sales or distribution.

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

Priligy, indicated for premature ejaculation, competes with Cromadyn, a generic paroxetine sold by More Pharmaceuticals in Mexico. Additional competition includes “off label” treatment with chronically dosed SSRIs (e.g. paroxetine, fluoxetine). We are aware of three other compounds in development for premature ejaculation: (1) PD502 (Phase III) novel formulation of lidocaine and prilocaine being developed by Shionogi that is administered topically (2) Zertane (Phase III) a re-purposed formulation of tramadol (a centrally acting oral opioid mu receptor agonist with serotonin and norepinephrine reuptake inhibitory activities), being developed ex-U.S. by Ampio Pharma, and (3) GSK-557296 (Phase II) an oxytocin receptor antagonist, being developed by GlaxoSmithKline.

Nesina competes in the Type-2 diabetes space with three DPP4 inhibitors currently on the market, Bristol-Myers Squibb/AstraZeneca’s Onglyza® (saxagliptin), Boehringer Ingelheim/Lilly’s Tradjenta™ (linagliptin) and Merck’s Januvia® (sitagliptin). Merck also markets Janumet®, a fixed-dose combination of sitagliptin and metformin, Boehringer Ingelheim/Lilly, Jentadueto™, a combination of linagliptin and metformin, and Bristol-Myers Squibb/AstraZeneca, Kombiglyze®, a combination of saxagliptin and extended release metformin. Novartis markets the DPP4 inhibitor Galvus® (vildagliptin) and Eucreas® (vildagliptin/metformin) in Europe. Other marketed oral anti-diabetic competitors include generic metformin, generic sulfonylureas, and thiazolidinediones, including GlaxoSmithKline’s Avandia® (rosiglitazone) and Takeda’s Actos (pioglitazone). Generic competitors to Avandia and Actos are expected to enter the market in 2012.

The diabetes pipeline is crowded, with, to our knowledge, approximately 90 compounds in Phase I development, approximately 80 in Phase II development, and approximately 25 in Phase III development or preregistration. In addition to DPP4 inhibitors, competitors are also developing GLP-1 agonists, SGLT-2 antagonists, PPAR agonists, and compounds with other mechanisms for treatment of diabetes. Other companies with DPP4 inhibitors in clinical development of which we are aware include Amgen/Servier, Arisaph Pharmaceuticals, Dong-A Pharmaceuticals (South Korea), Dainippon Sumitomo Pharma, Phenomix, Glenmark Pharmaceuticals, Kyorin Pharmaceuticals, LG Life Sciences (South Korea), Mitsubishi Tanabe Pharma, and Sanwa Kagaku Kenkyusho (Japan).

If approved, JNJ-Q2 will compete with other fluoroquinolones currently on the market, including Johnson and Johnson’s Levaquin® (levofloxacin), Bayer/Merck’s Avelox® (moxifloxacin), Bayer/Merck’s Cipro® (ciprofloxacin), and Cornerstone Therapeutics’s Factive® (gemifloxacin). Generic versions of ciprofloxacin and levofloxacin are currently available, and generic versions of moxifloxacin will likely become available when the patents covering these products expire in 2014. If JNJ-Q2 is found to be effective against MRSA infections, it would compete with Pfizer’s Zyrox® (linezolid), Cubist’s Cubicin (daptomycin), Wyeth’s Tygacil (tigecycline), Theravance’s Vibativ® (telavancin), Forest’s Teflro ™ (ceftaroline), and the generic drug vancomycin.

Companies developing compounds to treat MRSA infections in clinical trials include Baselia, Nabriva, Trius, Paratek/Novartis, Cempra, Durata, Affinium, e-Therapeutics, FAB Pharma, Medicines Company, Novexel (now AstraZeneca), Phico Therapeutics, PolyMedix, Rib-X Pharmaceuticals, TaiGen, Theravance, and Wockhardt (India). The Rib-X and Wockhardt compounds are both fluoroquinolones. In addition, MerLion Pharmaceuticals is developing a fluoroquinolone in Phase II. Merck and Nabi Biopharmaceuticals are both developing vaccines against staphylococcus aureus.

If approved, MuDelta will compete with Lotronex® (alosetron), marketed by Prometheus Laboratories. Generic opiates and/or antispasmodic agents are also used for diarrhea predominant IBS: loperamide (Imodium®, an over the counter anti-diarrheal), diphenoxylate/atropine (an opiate/anticholinergic agent), and dicyclomine. The pipeline for diarrhea-predominant IBS includes: asimadoline, which is being developed by Tioga Pharmaceuticals and is in Phase III, rifaximin, an antibiotic approved product for hepatic encephalopathy that is the subject of a supplemental NDA, by Salix Pharmaceuticals; AST-120, currently in Phase II development by Ocera; ibodutant (NK 2 antagonist), currently in Phase II development by Menarini Group; ramosetron (a 5HT3 antagonist), currently in Phase II development by Astellas Pharma; dextofisopam, currently in Phase II development by Pharmos Corporation; and LX1031 (a serotonin synthesis inhibitor), currently in Phase II development by Lexicon Pharmaceuticals.

Competitors might succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our collaborators might also independently develop products that are competitive with products that we have licensed to them. Any product that we or our collaborators succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborators can develop products, complete clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources, and the effectiveness of the marketing used with respect to a product will affect its success. In addition, some clinical research organizations, or CRO, service providers and private equity funds are developing risk sharing models to finance the pharmaceutical industry’s pipeline. NovaQuest, a subsidiary of Quintiles Transnational, is active in this business. As these types of business models evolve, there will be increasing competition for compounds and funds that will affect our ability to add to our portfolio.

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

Employees

We have 24 full-time employees, a majority of whom are engaged in research and development activities. Our success depends in large part on our ability to attract and retain skilled and experienced employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 1A.	Risk Factors

Our business operations face a number of risks. These risks should be read and considered with other information provided in this report.

Risks Relating to Furiex’s Business

We anticipate that we will incur additional losses. We might never achieve or sustain profitability. If additional capital is not available, we might have to curtail or cease operations.

Our business has experienced significant net losses. We had net losses of $8.9 million, $54.7 million and $49.0 million in 2009, 2010 and 2011, respectively. The results for 2009 and 2010 included aggregate milestone payments of $5.0 million and $7.5 million, respectively. We did not receive any milestone payments during 2011. We will continue to incur additional net losses, as we continue our research and development activities and incur significant preclinical and clinical development costs, until revenues from all sources reach a level sufficient to support our ongoing operations. Because we or our collaborators or licensees might not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market products with desired margins, our expenses might continue to exceed any revenues we receive. Our commitment of resources to the continued development of our products might require significant additional funds for development. Our operating expenses also might increase if we:

•	move our earlier stage potential products into later stage clinical development, which is generally a more expensive stage of development;

•	encounter problems during clinical development that require a change in scope and/or timelines resulting in higher costs;

•	pursue clinical development of our potential products in new indications;

•	increase the number of patents we are prosecuting or otherwise expend additional resources on patent prosecution or defense;

•	invest in or acquire additional technologies, product candidates or businesses, although we have no current agreements to do so; or

•	impair any of our investments in our product candidates.

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

Although we expect that we will have sufficient cash to fund our operations and working capital requirements for at least the next 12 months based on current operating plans, we might need to raise additional capital in the future to:

•	fund our research and development programs;

•	acquire complementary businesses or technologies;

•	respond to competitive pressures; or

•	commercialize our product candidates.

Our future capital needs depend on many factors, including:

•	the scope, duration and expenditures associated with our research and development programs;

•	continued scientific progress in these programs;

•	the outcome of potential licensing transactions, if any;

•	competing technological developments;

•	our proprietary patent position, if any, in our product candidates;

•	the regulatory approval process for our product candidates; and

•	the cost of attracting and retaining employees.

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

Our near-term revenue is largely dependent on the success of Nesina and Priligy as well as our other drug candidates, and we cannot be certain that our collaborators will be able to obtain regulatory approval for or commercialize any of these drug candidates.

We currently are relying on Nesina and Priligy to generate revenue. While Priligy is approved for marketing outside of the U.S., it has not been approved in the U.S. and the FDA issued a not approvable letter to our collaborative partner at the time, Janssen, in October 2005. We are investigating regulatory strategies for a potential refiling with the FDA. While Nesina is approved for marketing in Japan, Takeda, our collaborative partner, continues to seek approval in the U.S. and Europe. Takeda is performing a cardiovascular safety trial for alogliptin and has refiled its NDA with the FDA. A decision by the FDA is expected in the second quarter of 2012. The data from this cardiovascular safety trial might also impact the approval of Nesina by the EMA. We have also invested a significant amount of time and financial resources in the development of JNJ-Q2. FDA guidance for developing drugs to treat community-acquired bacterial pneumonia includes challenging requirements for the drug developer. Our future success might depend on our collaborator’s ability to successfully complete the Phase III trial for this pneumonia indication using JNJ-Q2 in view of the FDA guidelines. We have also invested a significant amount of time and financial resources in the development of MuDelta. Our future success might depend on our or our collaborator’s ability to successfully complete Phase III clinical trials for MuDelta. We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of these drug candidates. The future success of these drug candidates will depend on several factors, including the following:

•	our ability to provide acceptable evidence of their safety and efficacy;

•	receipt of marketing approval from the FDA and any similar foreign regulatory authorities;

•	obtaining and maintaining commercial manufacturing arrangements with third-party manufacturers or establishing commercial-scale manufacturing capabilities;

•	collaborating with pharmaceutical companies or contract sales organizations to further develop, market and sell any approved drug;

•	acceptance of any approved drug in the medical community and by patients and third-party payors; and

•	successful review of the alogliptin NDA by the FDA leading to a marketing authorization.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will be able to continue generating revenues through the sale of Priligy or Nesina or generate any revenue from the sale of other product candidates.

Our ability to continue to develop and commercialize our late stage product candidates depends on our ability to find new collaborators.

Our ability to succeed in our drug development business by advancing our late stage product candidates through Phase III clinical trials will depend on our ability to successfully find collaborators able to fund and execute late-stage development and commercialization of our product candidates. We generally conduct our drug development business in two stages. During the first stage, we in-license a product candidate from a collaborator and develop that candidate through Phase II clinical trials. If the product candidate successfully completes Phase II testing, we enter a second stage during which we seek a collaborator, which might be the same collaborator as in the first stage, for the continued late stage development and ultimate commercialization of the product candidate. Janssen, our original collaborator for JNJ-Q2 and MuDelta, has elected not to continue development of these two product candidates. If we cannot find a collaborator for final development and commercialization, we might not be able to complete the development and commercialization on our own due to the significant costs associated with these activities. As a result, we may not be able to recoup all or any part of our investment in the product candidate.

Our milestone and royalty payments from collaborators and the successful development and marketing of our product candidates depends on our collaborators continuing to develop and commercialize the product candidates. If our collaborators are not successful or choose not to develop these compounds, we might not receive future payment.

The drug development industry is under increasing economic pressure. The third parties with which we collaborate might not perform their obligations as expected or they might breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully or in a timely manner. Further, parties collaborating with us who elect to develop a drug candidate might not devote sufficient resources to the development, manufacture, regulatory strategy and approvals, marketing or sale of these product candidates. If the parties to our collaborative agreements do not fulfill their obligations, elect not to develop a candidate or fail to devote sufficient resources to it, our business could be materially and adversely affected. In these circumstances, our ability to further develop potential products could be severely limited. While we generally seek non-compete terms in our agreements with our collaborators for the products we are developing, the enforcement of a non-compete can be expensive and difficult to monitor and enforce and might be subject to being invalidated by a court or judge.

We have agreements under which we rely on collaborators to manufacture our product candidates and essential components for those product candidates, design and conduct clinical trials, compile and analyze the data received from these trials, obtain regulatory approvals and, if approved, market these products. As a result, we may have limited or no control over the manufacturing, development and marketing of these potential products. In addition, the performance of our collaborators might not be sufficient or appropriate for regulatory review and approval for our product candidates. Further, we often rely on one manufacturer or other collaborator for such services, the loss of which could significantly delay the development of any of our product candidates. Our milestone and royalty payments rely on the performance of our collaborators and would be impacted by any delay or termination by our collaborators.

Our collaborators can terminate our collaborative agreements under certain conditions. A collaborator may terminate its agreement with us or separately pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by us, or our collaborative effort. Even if a collaborator continues to contribute to the arrangement, it might nevertheless decide not to actively pursue the development or commercialization of any resulting products. In these circumstances, our ability to further develop potential products could be severely limited. While we generally seek non-compete terms in our agreements with our collaborators for the products we are developing, the enforcement of a non-compete can be expensive and difficult to monitor and enforce and might be subject to being invalidated by a court or judge.

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

We might obtain future financing through the issuance of debt or equity or other forms of financing, which might have an adverse effect on our shareholders or otherwise adversely affect our business.

If we raise funds through the issuance of debt or equity or other forms of financing, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our common stock in the event of liquidation. In such event, there is a possibility that once all senior claims are settled, there might be no assets remaining to pay out to the holders of our common stock. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute the ownership of our then current shareholders.

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

We rely on service providers, such as contract manufacturers, clinical research organizations, medical institutions and clinical investigators, including physician sponsors, to conduct nearly all of our clinical trials, including recruiting and enrolling patients in the trials. In connection with the spin-off, we entered into a Master Development Services Agreement with PPD pursuant to which PPD provides us clinical development services at discounted rates on a preferred provider basis. If PPD or any of these other parties do not successfully carry out their contractual duties or meet expected deadlines, we might be delayed or may not obtain regulatory approval for or be able to commercialize our product candidates. If any of the third parties upon whom we rely to conduct our clinical trials do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, our clinical trials might be extended, delayed or terminated.

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

Our product candidates are in various stages of development. Some or all of our product candidates might never be developed for any number of reasons, including failure to meet clinical trial tests and failure to receive regulatory approval. For example, we suspended our PPD-10558 program due to unfavorable efficacy data from the Phase II clinical trial. To maintain our business, we need to have a sufficient pipeline of product candidates. Our success in identifying new product candidates depends upon our ability to identify and validate new targets through in-licensing or collaborative arrangements. In order to increase the possibilities of identifying compounds with a reasonable chance for success in clinical studies, part of our business strategy is to identify a higher number of potential targets than we expect to be able to progress through clinical development. If we are unsuccessful in our efforts to identify or obtain rights to new product candidates that lead to the required regulatory approvals and the successful commercialization of products, our business could be harmed.

Many of our drug candidates are in development and we or our collaborators might not be able to obtain regulatory approval for our product candidates.

The development and commercialization of pharmaceutical products are subject to extensive governmental regulation in the United States and foreign countries. Government approvals are required to develop, market and sell the potential drug candidates we develop alone or with others under our risk-sharing arrangements. Especially for the early-stage compounds we target for in-licensing, obtaining government approval to develop, market and sell drug candidates is time-consuming and expensive. Further, clinical trial results for a particular drug candidate might not satisfy requirements to obtain government approvals. For example, in late 2005, Janssen, our collaborator at the time on dapoxetine, received a “not approvable” letter from the FDA. In addition, governmental approvals might not be received in a timely manner, if at all, and we and our collaborative partners might not be able to meet other regulatory requirements for our products. For example, in late 2008, the FDA notified Takeda that it would not be able to complete its review of the alogliptin NDA before the Prescription Drug Use Fee Act date due to the lack of internal resources. In addition, requirements for government approval to market and sell drug candidates are subject to change. For example, the Division of Endocrinologic and Metabolic Drug Products in the Center for Drug Evaluation and Research decided that concerns about cardiovascular risk should be more thoroughly addressed during drug development programs, and, in December 2008, issued final guidance on the topic titled “Guidance for Industry—Diabetes Mellitus—Evaluating Cardiovascular Risk in New Antidiabetic Therapies to Treat Type 2 Diabetes”. As a result, in June 2009 and September 2009, the FDA issued complete responses to Takeda on its NDAs for the alogliptin monotherapy and the fixed-dose combination of alogliptin and Actos requesting an additional cardiovascular safety trial on alogliptin prior to further regulatory review. Finally, even if we are successful in obtaining all required approvals to market and sell a drug candidate, post-approval requirements and the failure to comply with other regulations could result in suspension or limitation of government approvals.

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

For example, patient enrollment for our Phase II proof-of-concept trial of JNJ-Q2 in hospitalized pneumonia patients was slower than expected. We might have difficulties obtaining sufficient patient enrollment or clinician support to conduct our other clinical trials as planned, and we might need to expend additional funds to obtain access to resources or delay or modify our plans significantly. These considerations might result in our being unable to successfully achieve our projected development timelines, or potentially even lead us to consider the termination of ongoing clinical trials or development of a product for a particular indication.

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

Pre-clinical and clinical trials are conducted during the development of our drug candidates to determine the safety and efficacy of potential products for use by humans following approval by regulatory authorities. Despite our efforts to determine the safety of our drug candidates in pre-clinical studies and use of clinical study protocols approved by regulators, unanticipated negative side effects might become evident only when the drug candidates have been delivered to humans during clinical trials or used by patients in the marketplace.

This risk exists even with respect to any products that receive regulatory approval for commercial sale. While we will procure and maintain liability insurance with coverage up to $10.0 million per occurrence and in the aggregate and generally have indemnification rights under our collaboration agreements, our insurance might not be sufficient to satisfy any or all liabilities that may arise and our indemnification rights might not apply or be sufficient to cover such claims. Also, adequate insurance coverage might not be available in the future at acceptable cost, if at all.

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

We must protect electronic information and assets to succeed.

We rely on critical and sensitive data, such as personally identifiable patient information, trade secrets, intellectual property and corporate strategic plans. Security of this type of data is exposed to increasing external threats. We are also subject to various standards for the protection of personally identifiable information. Failure to implement appropriate safeguards to adequately protect against any unauthorized or unintentional access, acquisition, use, modification, loss or disclosure of this critical or sensitive data may adversely affect our operations.

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

Risks Relating to Our Common Stock

Various factors could negatively affect the market price or market of our common stock, which has traded publicly since June 2010.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth information regarding individuals who serve as our executive officers, including their positions.

Name	Age	Position
June S. Almenoff	55	President and Chief Medical Officer
Gail F. McIntyre	49	Senior Vice President-Research
Paul S. Covington	56	Senior Vice President-Clinical Development and Operations
Marshall H. Woodworth	54	Chief Financial Officer, Treasurer and Assistant Secretary

June S. Almenoff has served as our President and Chief Medical Officer since March 2010. Dr. Almenoff led our spin-off from PPD and has overseen the successful delivery of our pipeline assets through Proof-of-Concept development. Prior to joining Furiex, Dr. Almenoff had over 12 years of pharmaceutical industry experience at GlaxoSmithKline, or GSK, from 1997 to 2010. Most recently, she was Vice President in the Clinical Safety organization at GSK, where she served on the company’s senior governing medical boards and managed a diverse therapeutic portfolio supporting numerous regulatory approvals. Dr. Almenoff led the GSK teams that developed three pioneering systems for minimizing risk in early- and late-stage drug development, which have been widely implemented by pharmaceutical companies and regulatory agencies, and their impact on the industry has been recognized by the Wall Street Journal Technology Innovation Award and several other prestigious awards. She also led the scientific diligence effort for GSK’s acquisition of Stiefel Laboratories and established a licensing program for a drug development unit. During her tenure at GSK, also Dr. Almenoff chaired a Pharma-FDA working group. Prior to joining GSK, Dr. Almenoff was on the faculty of Duke University Medical Center. Dr. Almenoff received her B.A. cum laude from Smith College. She graduated from the M.D.-Ph.D. program at the Mt. Sinai School of Medicine and completed a residency in Internal Medicine and a Fellowship in Infectious Diseases at Stanford University Medical Center. Dr. Almenoff is a board-certified Fellow of the American College of Physicians with 10 years of clinical practice experience; she has authored over 45 publications.

Gail F. McIntyre has served as our Senior Vice President—Research since April 2010. Prior to joining us, Dr. McIntyre was with PPD for 12 years and served as head of the company’s compound partnering business from October 2003 until joining Furiex in 2010. Dr. McIntyre has more than 19 years of experience in the drug discovery and development industry. Her experience covers multiple therapeutic areas including oncology, infectious diseases, central nervous system and metabolic/endocrine as well as various therapies including small drugs, treatment vaccines, immunomodulators, antibodies, immunoconjugates and peptide mimetics. Dr. McIntyre has prepared more than 30 regulatory submissions and ushered compounds through the lead optimization phase to early drug development and from early drug development through the IND and NDA phases. Dr. McIntyre earned a bachelor’s degree in biology from Merrimack College. Both her master’s degree and doctorate are in biochemistry and biophysics from the University of North Carolina at Chapel Hill. Dr. McIntyre is board certified in clinical pathology (hematology and clinical chemistry) and toxicology. She is a member of the American College of Toxicology, the American Society of Clinical Pathologists, the Drug Information Association and the American Association for the Advancement of Science.

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

Marshall H. Woodworth has served as our Chief Financial Officer, Treasurer and Assistant Secretary since February 2011. He joined us in January 2010 as our Vice President—Finance and Treasurer. Mr. Woodworth has more than 24 years of financial experience of which more than 14 years were in pharmaceutical and life science-related companies. Mr. Woodworth served as Vice President of Finance with Xerium Technologies, Inc. from 2006 to 2009. He served in various financial management roles with Milliken & Company including Division Finance Leader and European Financial Leader from 2000 to 2006. Prior to Milliken & Company, Mr. Woodworth held various financial management positions with Monsanto, Dow Chemical, and Eli Lilly. Mr. Woodworth received his bachelor’s degree in science from the University of Maryland and an M.B.A. from the Indiana University at Bloomington. He is a Certified Management Accountant and Certified Financial Manager.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “FURX” and is quoted on the Nasdaq Global Market. The following table sets forth the high and low sales prices for shares of our common stock, as reported by Nasdaq for the periods indicated.

	2011
	High	Low
First Quarter	$17.41	$14.00
Second Quarter	$19.55	$13.76
Third Quarter	$19.26	$13.58
Fourth Quarter	$18.87	$12.25

	2010
	High	Low
First Quarter*	$—	$—
Second Quarter*	$20.00	$8.69
Third Quarter	$11.95	$9.29
Fourth Quarter	$15.61	$10.94

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

The information required by Item 5 of Form 10-K regarding shares subject to outstanding options or warrants to purchase common stock is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Holders

As of February 29, 2012 there were 169 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

On February 29, 2012 the closing price for the common stock as reported on the Nasdaq Global Market was $18.04.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

	5/28/10	12/31/10	12/31/11
FURX	$100	$83	$95

Nasdaq Global Market Composite Index	$100	$118	$101

Nasdaq Biotech Index	$100	$116	$129

Dividends

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of the business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

The tables below set forth selected historical financial information of the Company that has been derived from the audited financial statements as of December 31, 2008, 2009, 2010 and 2011, and for the five years in the period ended December 31, 2011, as well as from the Company’s unaudited financial statements as of December 31, 2007. For all periods presented prior to December 31, 2010, the weighted-average shares outstanding are calculated based on the 9,881,340 shares issued in connection with the spin-off on June 14, 2010.

The selected historical financial data should be read in conjunction with the combined and consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Form 10-K.

Combined and Consolidated Statements of Operations Data:

	Year Ended December 31,
(in thousands, except per share data)	2007	2008	2009	2010	2011
Total revenue	$560	$18,419	$6,312	$8,983	$4,490

Operating expenses	23,316	11,645	14,621	58,504	53,046

Income (loss) from operations (1)	(22,756)	6,774	(8,309)	(49,521)	(48,556)
Interest expense	—	—	—	—	413
Other income, net	19	14	10	9	2
Provision for income taxes	—	—	—	14	14

Income (loss) from continuing operations	(22,737)	6,788	(8,299)	(49,526)	(48,981)
Discontinued operations, net (2)	(185)	(976)	(632)	(5,133)	—

Net income (loss)	$(22,922)	$5,812	$(8,931)	$(54,659)	$(48,981)

Income (loss) from continuing operations per basic and diluted share	$(2.30)	$0.69	$(0.84)	$(5.01)	$(4.96)
Loss from discontinued operations, net of income taxes per basic and diluted share	$(0.02)	$(0.10)	$(0.06)	$(0.52)	$—
Net income (loss) per basic and diluted share	$(2.32)	$0.59	$(0.90)	$(5.53)	$(4.96)
Weighted-average shares used to compute net income (loss) per basic and diluted share:	9,881	9,881	9,881	9,881	9,884

Combined and Consolidated Balance Sheet Data:

	As of December 31,
(in thousands)	2007	2008	2009	2010	2011
Total assets	63,265	61,138	55,877	132,559	95,124
Total debt	—	—	—	—	10,000
Total shareholders’ equity	—	—	—	118,504	74,323
PPD net investment (3)	56,870	55,524	49,270	—	—

(1)	Impairments of intangible assets are included in income (loss) from operations. For 2009, the impairment of intangible asset was related to in-process research and development for the MAG-131 compound obtained through the acquisition of Magen Biosciences, Inc. For 2008, the impairment of intangible asset related to the remaining unamortized value of our royalty interest in SinuNase and other Accentia antifungal products.
(2)	In 2009, PPD completed dispositions of Piedmont Research Center, LLC and PPD Biomarker Discovery Sciences, LLC. Results of operations for these dispositions are included in discontinued operations. In May 2010, PPD closed the dermatology therapeutic discovery unit, PPD Dermatology, Inc., formerly Magen Biosciences, Inc.
(3)	Prior to June 14, 2010, the financial statements of the company represent a combination of various components of PPD comprising the Discovery Sciences segment. Because a direct ownership relationship did not exist among all the components comprising the company prior to the spin-off, PPD’s net investment in the company is shown within the statements of shareholders’ equity in the combined and consolidated financial statements prior to December 31, 2010. The net investment account represents the cumulative investments in, distributions from and earnings (loss) of the company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form10-K includes forward-looking statements. All statements other than statements of historical facts are forward-looking statements, including any projections of milestones, royalties or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning research and development, clinical development timelines, proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes”, “might”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential” or “continue”, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Form 10-K are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors set forth in Item 1A, and for the reasons described elsewhere in this Form 10-K, any of which could significantly adversely impact our business. All forward-looking statements and reasons why results might differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

Results of Operations

On June 14, 2010 we became an independent company upon the spin-off by Pharmaceutical Product Development, Inc. As part of and prior to the spin-off, PPD transferred to us $100.0 million in cash and current accounts receivable and payable associated with the compound partnering business.

Our business consists solely of compound development and partnering activities. Accordingly, we operate in one reportable business segment. Historically, our revenues consisted primarily of milestone and royalty payments from collaborators from out-licensed compounds. For the year ended December 31, 2010, our year-to-date revenue includes $7.5 million in regulatory approval milestones resulting from regulatory and pricing approval of Nesina in Japan in addition to $1.3 million in royalty revenue from the sale of Priligy and Nesina by our collaborators, Alza and Takeda. For the year ended December 31, 2011, our year-to-date revenue of $4.5 million is comprised of royalty revenue from the sale of Priligy and Nesina/Liovel by our collaborators, Alza and Takeda.

We incurred research and development expenses of $50.1 million and $44.2 million for the years ended December 31, 2010 and 2011, respectively. Our research and development expenses include costs incurred for our clinical-stage drug candidates, including the statin, PPD-10558, and the two compounds in-licensed from Janssen. We expect our level of research and development expenditures related to Phase II studies to decline significantly over the next quarter as work on our various Phase II studies comes to completion. We currently expect expenses associated with the continued development of MuDelta to be between $30.0 and $35.0 million over the next year related to Phase III costs. These expenses include contract research organization services provided by PPD, non-clinical testing and clinical trial material manufacturing provided by third parties, and the direct cost of our personnel managing the programs and payments to third parties. All research and development expenses for our drug candidates and external collaborations are expensed as incurred.

The timing and amount of any future expenses, completion dates and revenues related to our drug candidates are subject to significant uncertainty due to the nature of our development programs. We do not know if we will be successful in developing any of our drug candidates. The timing and amount of our research and development expenses will depend upon the costs associated with the present and potential future clinical trials of our drug candidates, any related expansion of our research and development organization, regulatory requirements, advancement of our pre-clinical programs and manufacturing costs. There are numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of events arising during clinical development. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate to complete clinical development of a drug candidate, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. The timing and amount of revenues, if any, are equally dependent upon the success of the clinical trials as well as the commercial success of these products in the marketplace, all of which are subject to a variety of risk factors and uncertainties.

For the year ended December 31, 2011, we reported an operating loss of $48.6 million and net loss of $49.0 million. We expect to continue to incur net losses until revenues from all sources reach a level sufficient to support our ongoing operations.

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

For periods prior to the June 14, 2010 spin-off, we were allocated expenses from PPD such as executive oversight, risk management, accounting, tax, legal, investor relations, human resources, information technology, facilities and depreciation, but were not allocated the underlying productive assets, such as information systems equipment, and furniture and facilities that were not assigned to us, but from which we have benefited. Such expenses have been reflected in the combined and consolidated financial statements as expense allocations from PPD. The basis of these allocations included full-time equivalent employees for the respective periods presented and square footage of occupied space. See Note 14 to our combined and consolidated financial statements for further discussion of the allocations.

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

Year Ended December 31, 2010 versus Year Ended December 31, 2011

The following table sets forth amounts from our combined and consolidated financial statements for the year ended December 31, 2010 compared to the year ended December 31, 2011.

	Year Ended December 31,
(in thousands)	2010	2011
Revenue:
Milestones	$7,500	$—
Royalties	1,330	4,490
Service	75	—
Other	78	—

Total revenue	8,983	4,490

Direct expenses	21	—
Research and development expenses	50,112	44,202
Selling, general and administrative expenses	8,262	8,761
Depreciation and amortization	109	83

Total operating expenses	58,504	53,046

Operating loss	(49,521)	(48,556)
Interest expense	—	413
Other income, net	9	2

Loss from continuing operations before provision for income taxes	(49,512)	(48,967)
Provision for income taxes	14	14

Loss from continuing operations	(49,526)	(48,981)
Loss from discontinued operations, net of income taxes	(5,133)	—

Net loss	$(54,659)	$(48,981)

Revenue

Total revenue decreased $4.5 million to $4.5 million for the year ended December 31, 2011 from 2010. The decrease in total revenue was primarily attributable to a $7.5 million decrease in milestone revenue we earned in 2010 as a result of regulatory and pricing approvals of Nesina in Japan, partially offset by an increase of $3.2 million in royalty revenue from 2010 based on the sale of approved products by our collaborators. For the year ended December 31, 2011, we received royalties of $4.5 million from sales of Priligy in various countries outside the United States, and from the sale of Nesina and Liovel in Japan.

Expenses

Research and development, or R&D, expenses decreased $5.9 million to $44.2 million for the year ended December 31, 2011 from 2010. The decrease in R&D expense was due predominantly to reduced development costs for the MuDelta and JNJ-Q2 compounds offset by increased spending related to the PPD-10558 compound.

The following table sets forth amounts from our combined and consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the year ended December 31, 2010 compared to the year ended December 31, 2011.

	Year Ended December 31,		$ Inc (Dec)
(in thousands)	2010	2011
R&D expense by project:
MuDelta	$24,670	$15,954	$(8,716)
JNJ-Q2	22,668	12,787	(9,881)
PPD-10558	1,197	12,873	11,676
Other R&D expense	1,577	2,588	1,011

Total R&D expense	$50,112	$44,202	$(5,910)

As of December 31, 2011, we have substantially completed the Phase II clinical trials for the MuDelta and JNJ-Q2 compounds.

On April 18, 2011, Janssen announced that in connection with a broad strategic review of its portfolio of infectious disease programs, it will be redirecting its research and development efforts toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen elected not to exercise its option to continue the development of the JNJ-Q2 compound. On April 19, 2011, we announced that we had acquired full exclusive license rights to develop and commercialize the JNJ-Q2 compound under our existing development and license agreement with Janssen. On November 1, 2011, we announced we had acquired full exclusive license rights to develop and commercialize the MuDelta compound under our existing development and license agreement with Janssen. We acquired these rights as a result of Janssen’s decision not to exercise its option under the agreement to continue development of MuDelta. We plan to continue evaluating other partnering and funding opportunities for both the JNJ-Q2 and MuDelta compounds.

In December 2011, we announced top-line results from the Phase II trial of PPD-10558. Based on these results, we have discontinued further spending on the PPD-10558 program and plan to terminate the license agreement with Ranbaxy in accordance with the terms of the agreement. We will owe Ranbaxy a $1.0 million development milestone payment upon completion of the Phase II final study report, which is expected to occur in the second quarter of 2012.

R&D expenses may fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. We currently expect expenses associated with the continued development of MuDelta to be between $30.0 and $35.0 million over the next year related to Phase III costs.

Selling, general and administrative, or SG&A expenses, increased $0.5 million to $8.8 million for the year ended December 31, 2011 from 2010.

Income Taxes

During 2010 and 2011, we did not record a tax benefit related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. Additionally, with the exception of the pre-acquisition federal and state tax filings for Magen BioSciences, Inc. and certain separate state filings, through the June 14, 2010 spin-off, our operations were included in the consolidated federal and combined state tax returns of PPD, and the resulting tax attributes have been fully utilized by PPD and are no longer available to us for future use. Subsequent to June 14, 2010, we have filed federal and state returns separately from PPD and can use our tax attributes accordingly. However, we anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability. For the years ended December 31, 2010 and 2011, we recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes.

Results of Operations

Operating loss decreased $0.9 million from a loss of $49.5 million in 2010 to a loss of $48.6 million in 2011. This decrease in loss from operations resulted primarily from the $5.9 million decrease in R&D expense, offset by the $4.5 million decrease in revenue, as described above.

Net loss of $49.0 million in 2011 represents a $5.7 million decrease from net loss of $54.7 million in 2010. This decrease in net loss resulted primarily from discontinued operations, in addition to changes in revenue and R&D described above. In May 2010, PPD discontinued operations of its wholly owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program. As a result, this business unit is shown as discontinued operations for 2010. Loss from discontinued operations was $5.1 million for the year ended December 31, 2010.

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

Expenses

R&D expenses increased $38.3 million to $50.1 million for the year ended December 31, 2010 from 2009. The increase in R&D expense was primarily due to development costs related to the two therapeutic compounds in-licensed from Janssen in November 2009, partially offset by the $7.0 million of in-licensing payments related to these compounds paid to Janssen in 2009.

The following table sets forth amounts from our combined and consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the year ended December 31, 2009 compared to the year ended December 31, 2010.

	Year Ended December 31,		$ Inc (Dec)
(in thousands)	2009	2010
R&D expense by project:
MuDelta	$572	$24,670	$24,098
JNJ-Q2	1,595	22,668	21,073
PPD-10558	1,288	1,197	(91)
Upfront payments to Janssen	7,000	—	(7,000)
Other R&D expense	1,340	1,577	237

Total R&D expense	$11,795	$50,112	$38,317

SG&A expenses increased $5.7 million to $8.3 million for the year ended December 31, 2010 from 2009. The increase in SG&A expenses was the result of $2.6 million in costs incurred in connection with the spin-off, additional costs associated with being a stand-alone publicly traded company, including increases in professional service fees, and increases in stock compensation expense.

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

Net loss of $54.7 million in 2010 represents a $45.8 million increase from net loss of $8.9 million in 2009. This increase in net loss resulted primarily from the $38.3 million increase in R&D expense, the $5.7 million increase in SG&A expense, and the $4.5 million increase in loss from discontinued operations, partially offset by an increase of $2.7 million in revenue.

Liquidity and Capital Resources

As of December 31, 2011, we had $43.6 million of cash, cash equivalents and short-term investments. The primary source of our cash is the $100.0 million PPD provided us upon the spin-off on June 14, 2010, $11.1 million of cash received related to milestone and royalty revenues since the spin-off and cash from the issuance of debt. On August 18, 2011, we entered into a Loan and Security Agreement with MidCap Funding III, LLC and Silicon Valley Bank. The loan agreement is structured in two tranches. The first tranche in the amount of $10.0 million was drawn upon closing of the transaction. The second tranche of $5.0 million only becomes available to us if a pre-defined financing event occurs prior to March 31, 2012. We expect that these sources of cash should fund our operations and working capital requirements for the next 12 months, based on current operating plans. In addition to the PPD cash contribution and borrowings under the loan agreement, we expect to receive future milestone and royalty payments from our existing collaborations that would provide additional support for our operations and working capital requirements.

The timing and amount of any future expenses, trial completion dates and revenues related to our compounds are subject to significant uncertainty. We do not know if we will be successful in developing any of our drug candidates. The timing and amount of our research and development expenses will depend upon the costs associated with the present and potential future clinical trials and non-clinical studies of our drug candidates, any related expansion of our research and development organization, regulatory requirements and manufacturing costs. There are numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of events arising during clinical development. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those we currently anticipate to complete clinical development of a drug candidate, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. The timing and amount of revenues, if any, are dependent upon the success of the clinical trials as well as the commercial success of these products in the marketplace, all of which are subject to a variety of risks and uncertainties.

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

For the year ended December 31, 2011, our operating activities used $49.0 million in cash as compared to $43.3 million used for the same period in 2010. The increase in net cash used in operating activities of $5.7 million was due primarily to changes in operating assets and liabilities, a decrease in revenue of $4.5 million and a decrease in R&D expenses of $5.9 million from 2010, and discontinued operations of $5.1 million in 2010.

For the year ended December 31, 2011, our investing activities used $10.0 million in cash related to the purchase of short-term investments. For the year ended December 31, 2010, our investing activities provided $2.8 million in cash. The purchaser of Piedmont Research Center, LLC had an indemnification holdback of $3.5 million, which PPD received, offset by purchases of property and equipment of $0.7 million.

For the year ended December 31, 2011, our financing activities provided $10.0 million in cash under the loan agreement with MidCap Funding III, LLC and Silicon Valley Bank and $0.6 million from the issuance of common stock related to option exercises by employees and consultants. For the year ended December 31, 2010, our financing activities provided $22.6 million of cash related to the net change in investment from our former parent and $100.0 million related to cash contributed by PPD as part of the spin-off.

As of December 31, 2011, we had three collaborations that involve potential future expenditures. The first is our collaboration with Alza for Priligy. In connection with this collaboration, we have an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800.0 million. As of December 31, 2011, we are not obligated to pay any ongoing costs of development for this compound. We are actively evaluating and pursuing the possibility of restructuring the existing agreement with Alza, for Priligy, with the possibility of involving another collaborative partner. Any transaction might require that the Company negotiate additional out-licenses or collaborations, and could require additional external sources of financing.

The second collaboration involving future expenditures is in respect of the two compounds in-licensed from Janssen: JNJ-Q2 and MuDelta. On April 18, 2011, Janssen announced that in connection with a broad strategic review of its portfolio of infectious disease programs, it will be redirecting its research and development efforts toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen elected not to exercise its option to continue the development of the JNJ-Q2 compound. On April 19, 2011, we announced we had acquired full exclusive license rights to develop and commercialize the JNJ-Q2 compound under our existing development and license agreement with Janssen. On November 1, 2011, we announced we had acquired full exclusive license rights to develop and commercialize the MuDelta compound under our existing development and license agreement with Janssen. We acquired these rights as a result of Janssen’s decision not to exercise its option under the agreement to continue development of JNJ-Q2 and MuDelta.

We plan to continue evaluating other partnering and funding opportunities for both the JNJ-Q2 and MuDelta compounds. We may be obligated to pay Janssen, for both the JNJ-Q2 and MuDelta compounds, individually, up to $50.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

We currently expect expenses associated with the continued development of MuDelta to be between $30.0 and $35.0 million over the next year related to Phase III costs.

The third collaboration involving future expenditures is with Ranbaxy for a statin compound, PPD-10558. In December 2011, we announced top-line results from the Phase II trial of PPD-10558. Based on these results, we have discontinued further spending on the PPD-10558 program and plan to terminate our license agreement with Ranbaxy in accordance with the terms of the agreement. We will owe Ranbaxy a $1.0 million development milestone payment upon completion of the Phase II final study report, which is expected to occur in the second quarter of 2012.

If required, we might seek funds from new collaborators or from issuances of equity or debt securities or from other sources.

While we believe we will have adequate sources of liquidity to fund our operations for at least 12 months, our sources of liquidity over that time period could be affected by among other things: risks and costs related to our development efforts, regulatory approval and commercialization of our product candidates; changes in regulatory compliance requirements; reliance on existing collaborators and the potential need to enter into additional collaborative arrangements; personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described under “Item 1A. Risk Factors.”

Contractual Obligations

On August 18, 2011, we entered into a Loan and Security Agreement with MidCap Funding III, LLC and Silicon Valley Bank, collectively, the Lenders. The loans are divided into two separate tranches. The first tranche of $10.0 million closed on August 18, 2011. The second tranche of $5.0 million only becomes available to us if a pre-defined financing event occurs prior to March 31, 2012. The first tranche bears interest at a fixed rate of 10.25% per annum and is due August 1, 2015. Interest accrues monthly and is payable on the first day of the following month, in arrears. Principal payments of the first tranche begin on August 1, 2012, are due the first day of each month, and will be paid on a ratable monthly basis until maturity. We intend to use the proceeds from the loans to support research and development for our clinical stage compounds JNJ-Q2 and MuDelta.

A final payment fee is due to the Lenders in an amount equal to 2.5% of the loan commitments, payable at the maturity date or earlier prepayment of the loans. We may prepay the first tranche subject to a prepayment fee of between one and four percent of the amount borrowed, depending on the time of the prepayment. The amount of interest expense related to the Loan Agreement included in the statements of operations for the year ended December 31, 2011 was $0.4 million. Included in this amount is the ratable accrual over the term of the loan of the final payment fee, payable upon the maturity date, which is presented in other long-term liabilities within the consolidated balance sheets.

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

As of December 31, 2011, future minimum payments on all our contractual obligations for years subsequent to December 31, 2011 were as follows related to our Loan Agreement and operating leases in the following locations: Morrisville, North Carolina; Wilmington, North Carolina; Rockville, Maryland; Richmond, Virginia; Blue Bell, Pennsylvania; and Austin, Texas:

Years Ended December 31 (in thousands)	2012	2013	2014	2015	Total
Long-term Debt: Principal	$1,351	$3,243	$3,243	$2,163	$10,000
Long-term Debt: Interest	1,069	778	441	101	2,389
Operating Leases	115	38	—	—	153

Total Contractual Obligations	$2,535	$4,059	$3,684	$2,264	$12,542

As of December 31, 2011, we were contingently obligated under collaboration agreements that have not been included in the table above due to the inherent uncertainty in the amounts and timing of payments. For more information, see “Liquidity and Capital Resources.”

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

Revenue Recognition

We generate revenue in the form of upfront payments, development and regulatory milestone payments, royalties and sales-based milestone payments in connection with the out-licensing of compounds. The payment of future milestones and royalties will depend on the success of our compound development and our collaborators’ success in developing and commercializing compounds. Upfront payments are generally paid within a short period of time following the execution of an out-license or collaboration agreement. Milestone payments are typically one-time payments to us triggered by our collaborator’s achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission approval. Royalties are payments received by us based on net product sales of a collaborator. Sales-based milestone payments are typically one-time payments to us triggered when aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. We recognize upfront payments, development and regulatory milestone payments, royalty payments and sales-based milestone payments from our collaborators when the event which triggers the obligation of payment has occurred, there is no further obligation on our part in connection with the payment and collection is reasonably assured.

Goodwill

We review goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In performing the annual impairment test, the fair value of the Company was determined using the income approach. We have a single reporting unit. For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We made assumptions about the amount and timing of future expected cash flows, probability of future compound development and appropriate discount rates. The compound development estimates are highly subjective due to the uncertainty associated with the amounts and timing of expected milestone and royalty payments. The amount and timing of future cash flows within our analysis are based on our most recent operational budgets, long range strategic plans and other estimates. Actual results may differ from those assumed in our forecasts, which could have a material impact on our combined and consolidated financial statements. We use estimates of market participant weighted average cost of capital as a basis for determining the discount rates to apply to our future expected cash flows, adjusted for the risks and uncertainty inherent in our industry generally and in our internally developed forecasts. Based on our review as of October 1, 2011, our calculated fair value of equity was in excess of carrying value by a substantial margin.

The fair value of goodwill could be materially impacted by future adverse changes such as future declines in operating results, a decline in the valuation of pharmaceutical and biotechnology company stocks, including the valuation of our own common stock, a slowdown in the worldwide economy or the pharmaceutical and biotechnology industry, failure to meet the performance projections included in our forecasted operating results or the delay or abandonment of any research and development programs.

Share-Based Compensation

We recognize compensation expense using a fair-value based method related to stock options and other share-based compensation. The expense is measured based on the grant date fair value of the awards that are expected to vest and is recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate. A change in the assumptions used in the fair-value based calculation could have a significant impact on the fair value of options. See Note 9 to our combined and consolidated financial statements for details regarding the assumptions used in estimating fair value for the years ended December 31, 2009, 2010 and 2011 regarding equity awards granted to Furiex employees by PPD and Furiex.

Tax Valuation Allowances

We calculated our income tax provision for the periods prior to June 14, 2010 using the separate return basis as if we had filed separate income tax returns under our existing structure. The provision for income taxes subsequent to the spin-off has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the year, plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial reporting and tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when changes are enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Due to the historical losses from our operations, a full valuation allowance on deferred tax assets has been recorded.

For the year ended December 31, 2011, we recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes. The amount reflected in the statements of operations for year ended December 31, 2011 is the tax effect of the tax amortization of this item. Because the associated deferred tax liability relates to an indefinite-lived intangible, we do not consider this item in computing the valuation allowance related to our net deferred tax assets. As of December 31, 2011, the deferred tax liability associated with this intangible asset, reflected in other long-term liabilities within the consolidated balance sheets, was approximately $0.2 million.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard related to the accounting for revenue arrangements with multiple deliverables. This standard applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. This standard also addresses the unit of accounting for an arrangement involving multiple deliverables and how arrangement consideration should be allocated. Our adoption of this standard on January 1, 2011 did not have a material impact on our combined and consolidated financial statements.

In March 2010, the FASB issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. Our adoption of this standard on January 1, 2011 did not have a material impact on our combined and consolidated financial statements.

In September 2011, the FASB issued an update to the accounting standard that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently required. If it is determined through the qualitative assessment that a reporting unit’s fair value is, more likely than not, greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to proceed directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011; however, early adoption is permitted. We did not early adopt this standard and are currently evaluating the impact this update will have on our combined and consolidated financial statements.

Income Taxes

Except for the pre-acquisition federal and state tax filings for Magen BioSciences, Inc. and certain separate state filings through the June 14, 2010 spin-off, our operations have been included in the consolidated federal and combined state tax returns of PPD. As such, except for the pre-acquisition tax attributes of Magen BioSciences, Inc., and some losses from certain separate filing states, the tax attributes of our operations prior to June 14, 2010 have been utilized or paid by PPD. Thus, the tax attributes which have been included in PPD’s combined returns have not been accounted for in the results of our operations. Subsequent to June 14, 2010, we have filed federal and state returns separately from PPD and can use our tax attributes accordingly.

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

Under our current investment policies, we invest our cash and cash equivalents and short-term investments in money market funds which invest in short-term U.S. Treasury securities with insignificant rates of return. Due to the short-term nature of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our cash and cash equivalents and short-term investments.

Under our Loan and Security Agreement with MidCap Funding III, LLC and Silicon Valley Bank, we borrowed $10.0 million on August 18, 2011. This outstanding debt bears interest at a fixed rate of 10.25% per annum and is due August 1, 2015. Due to the fixed rate associated with this outstanding debt, an increase in market rates would have no impact on our future obligations as of December 31, 2011.

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

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Medical Officer (our principal executive officer) and our Chief Financial Officer, Treasurer and Assistant Secretary (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Medical Officer and our Chief Financial Officer, Treasurer and Assistant Secretary have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met and must reflect the fact that there are resource constraints that require management to consider the benefits of internal controls relative to their costs. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Also, internal controls might become inadequate because of changes in business conditions or a decline in the degree of compliance with our policies or procedures.

Management, with the participation of our President and Chief Medical Officer and our Chief Financial Officer, Treasurer and Assistant Secretary, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche, LLP, the registered public accounting firm that audited the financial statements included in this annual report, has also issued an opinion on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Furiex Pharmaceuticals, Inc.

Morrisville, North Carolina

We have audited the internal control over financial reporting of Furiex Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated March 7, 2012, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina

March 7, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal No. 1—Election of Directors” contained in our proxy statement related to the 2012 Annual Meeting of Stockholders scheduled to be held on May 24, 2012 which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

The information required by this Item is incorporated by reference to the information under the sections captioned “—Compensation for Non-Employee Directors,” “—Compensation Discussion and Analysis,” “—Summary Compensation Table,” “—Grants of Plan Based Awards in Fiscal 2011,” “—Outstanding Equity Awards at Fiscal Year-End 2011,” “—Compensation Committee Report,” and “—Compensation Committee Interlocks and Insider Participation” contained in the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2011 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders	1,511,224	$11.45	199,335
Equity compensation plans not approved by our shareholders	—	—	—
Total	1,511,224	$11.45	199,335

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

(b) Exhibits

Exhibit No.	Exhibit Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Separation and Distribution Agreement by and between Furiex Pharmaceuticals, Inc. and Pharmaceutical Product Development, Inc.	8-K	6/18/10	2.1

3.1	Amended and Restated Certificate of Incorporation.	10-12B	2/24/10	3.1

3.2	Amended and Restated Bylaws.	10-12B	2/24/10	3.2

10.1	Sublease Agreement dated as of June 14, 2010 by and between Furiex Pharmaceuticals, Inc. and PPD Development, LP.	8-K	6/18/10	10.2

10.2	Tax Sharing Agreement dated as of June 14, 2010 by and between Furiex Pharmaceuticals, Inc. and Pharmaceutical Product Development, Inc.	8-K	6/18/10	10.3

10.3	Employee Matters Agreement dated as of June 14, 2010 by and between Furiex Pharmaceuticals, Inc. and Pharmaceutical Product Development, Inc.	8-K	6/18/10	10.4

10.4	Transition Services Agreement dated as of June 14, 2010 by and between Furiex Pharmaceuticals, Inc. and Pharmaceutical Product Development, Inc.	8-K	6/18/10	10.5

10.5†	Master Development Services Agreement dated as of June 14, 2010 by and between Furiex Pharmaceuticals, Inc. and PPD Development, LP.	8-K	6/18/10	10.6

10.6†	MuDelta Development and License Agreement dated as of November 16, 2009 by and between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc., as amended February 9, 2010.	10-12B/A	5/14/10	10.6

10.7†	MuDelta Master Services Agreement dated as of November 16, 2009 by and between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc.	10-12B	2/24/10	10.7

10.8†	Topo Development and License Agreement, dated as of November 16, 2009 by and between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc., as amended February 15, 2010.	10-12B/A	5/14/10	10.8

10.9†	Topo Master Services Agreement dated as of November 16, 2009 by and between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc.	10-12B	2/24/10	10.9

Exhibit No.	Exhibit Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.10†	License Agreement dated as of January 2, 2001 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and Alza Corporation, as amended December 26, 2003 and October 16, 2009.	10-12B/A	5/25/10	10.10

10.11†	Agreement between Takeda San Diego, Inc., Takeda Pharmaceutical Company Limited, Development Partners LLC, and Pharmaceutical Product Development, Inc., dated as of July 13, 2005, as amended October 10, 2005.	10-12B/A	5/27/10	10.11

10.12†	Termination and License Agreement dated as of December 18, 2003 by and among Eli Lilly and Company, Pharmaceutical Product Development, Inc., GenuPro, Inc. and APBI Holdings, LLC.	10-12B	2/24/10	10.12

10.13†	Option and License Agreement effective as of December 15, 2006 among Pharmaco Investments, Inc. and Ranbaxy Laboratories Ltd.	10-12B/A	5/25/10	10.13

10.16	Employment Agreement effective as of March 16, 2010 between Furiex Pharmaceuticals, Inc. and June S. Almenoff, M.D. Ph.D.	10-12B/A	5/14/10	10.16

10.17	Employment Agreement effective as of April 1, 2010 between Furiex Pharmaceuticals, Inc. and Gail McIntyre.	10-12B/A	5/14/10	10.17

10.18	Employment Agreement effective as of January 15, 2010 between Furiex Pharmaceuticals, Inc. and Paul S. Covington, M.D.	10-12B/A	5/14/10	10.18

10.19	Employment Agreement effective as of January 29, 2010 between Furiex Pharmaceuticals, Inc. and Marshall Woodworth.	10-12B/A	5/14/10	10.19

10.20	Form of Severance Agreement between Furiex Pharmaceuticals, Inc. and various individuals.	10-12B	2/24/10	10.20

10.21	2010 Stock Plan.	10-12B	2/24/10	10.21

10.22	Consulting Agreement by and between Furiex Pharmaceuticals, Inc., Elk Mountain Consulting, LLC, and Fredric N. Eshelman.	8-K	6/18/10	10.7

10.23†	Loan and Security Agreement dated August 18, 2011 with Midcap Funding III, LLC and Silicon Valley Bank (the Lenders).	10-Q	11/10/11	10.23

10.24	Pledge Agreement dated August 18, 2011 with the Lenders.	10-Q	11/10/11	10.24

10.25	Secured Promissory Note dated August 18, 2011 to the Lenders.	10-Q	11/10/11	10.25

21.1	Subsidiaries of Furiex Pharmaceuticals, Inc.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by the principal executive officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the principal financial officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL).				X

†	Confidential treatment requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURIEX PHARMACEUTICALS, INC.

Date: March 7, 2012	By:	/S/ JUNE S. ALMENOFF
	Name:	June S. Almenoff
	Title:	President
(Principal Executive Officer)

	By:	/S/ MARSHALL H. WOODWORTH
	Name:	Marshall H. Woodworth
	Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JUNE S. ALMENOFF June S. Almenoff	President (Principal Executive Officer)	March 7, 2012

/S/ MARSHALL H. WOODWORTH Marshall H. Woodworth	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2012

/S/ FREDRIC N. ESHELMAN Fredric N. Eshelman	Chairman	March 7, 2012

/S/ STUART BONDURANT Stuart Bondurant	Director	March 7, 2012

/S/ PETER B. CORR Peter B. Corr	Director	March 7, 2012

/S/ WENDY L. DIXON Wendy L. Dixon	Director	March 7, 2012

/S/ STEPHEN W. KALDOR Stephen W. Kaldor	Director	March 7, 2012

/S/ ROBERT P. RUSCHER Robert P. Ruscher	Director	March 7, 2012

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Furiex Pharmaceuticals, Inc.

Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Furiex Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2011, and the related combined and consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of Furiex Pharmaceuticals, Inc. and subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina

March 7, 2012

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(in thousands)

	0000000000	0000000000	0000000000
	2009	2010	2011
Revenue:
Milestones	$5,000	$7,500	$—
Royalties	923	1,330	4,490
Service	389	75	—
Other	—	78	—

Total revenue	6,312	8,983	4,490

Direct expenses	265	21	—
Research and development expenses (Note 14)	11,795	50,112	44,202
Selling, general and administrative expenses	2,551	8,262	8,761
Depreciation and amortization	10	109	83

Total operating expenses	14,621	58,504	53,046

Operating loss	(8,309)	(49,521)	(48,556)
Interest expense	—	—	413
Other income, net	10	9	2

Loss from continuing operations before provision for income taxes	(8,299)	(49,512)	(48,967)
Provision for income taxes	—	14	14

Loss from continuing operations	(8,299)	(49,526)	(48,981)
Loss from discontinued operations, net of income taxes	(632)	(5,133)	—

Net loss	$(8,931)	$(54,659)	$(48,981)

Loss from continuing operations per basic and diluted share	$(0.84)	$(5.01)	$(4.96)

Loss from discontinued operations, net of income taxes per basic and diluted share	$(0.06)	$(0.52)	$—

Net loss per basic and diluted share	$(0.90)	$(5.53)	$(4.96)

Weighted-average shares used to compute net loss per basic and diluted share (1) :	9,881	9,881	9,884

(1)	See discussion of share computation at Note 1.

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2011

(in thousands)

	December 31, 2010	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$82,030	$33,628
Short-term investments	—	10,000
Accounts receivable, net	259	1,985
Prepaid expenses	226	214
Other current assets	740	—

Total current assets	83,255	45,827
Property and equipment, net	188	181
Goodwill	49,116	49,116

Total assets	$132,559	$95,124

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$96	$147
Accrued expenses	13,767	10,422
Current portion of long-term debt	—	1,351

Total current liabilities	13,863	11,920
Long-term debt, net	—	8,649
Other long-term liabilities	192	232

Total liabilities	14,055	20,801

Commitments and contingencies (Note 12)
Common stock, $0.001 par value, 40,000,000 shares authorized; 9,881,340 and 9,949,422 shares issued and outstanding, respectively	10	10
Preferred stock, $0.001 par value, 10,000,000 shares authorized; No shares issued and outstanding, respectively	—	—
Paid-in capital	153,638	158,438
Accumulated deficit	(35,144)	(84,125)

Total shareholders’ equity	118,504	74,323

Total liabilities and shareholders’ equity	$132,559	$95,124

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(in thousands)

	$55,524	$55,524	$55,524	$55,524	$55,524	$55,524
	Common Stock		Paid-in capital	Accumulated deficit	Parent Company Investment	Total
	Shares	Par value
Balance January 1, 2009	—	$—	$—	$—	$55,524	$55,524
Net transfers from parent	—	—	—	—	2,677	2,677
Net loss	—	—	—	—	(8,931)	(8,931)

Balance December 31, 2009	—	$—	$—	$—	$49,270	$49,270
Net transfers from parent	—	—	—	—	16,046	16,046
Net liability retained by parent	—	—	—	—	6,637	6,637
Stock compensation expense	—	—	1,210	—	—	1,210
Contribution of cash and cash equivalents from parent	—	—	—	—	100,000	100,000
Contribution of net operating assets and liabilities to Furiex Pharmaceuticals, Inc. and issuance of common shares to Pharmaceutical Product Development, Inc. shareholders	9,881	10	152,428	—	(152,438)	—
Net loss and comprehensive loss	—	—	—	(35,144)	(19,515)	(54,659)

Balance December 31, 2010	9,881	$10	$153,638	$(35,144)	$—	$118,504
Exercise of common stock options	68	—	620	—	—	620
Stock compensation expense	—	—	4,180	—	—	4,180
Net loss and comprehensive loss	—	—	—	(48,981)	—	(48,981)

Balance December 31, 2011	9,949	$10	$158,438	$(84,125)	$—	$74,323

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(in thousands)

	2009	2010	2011
Cash flows from operating activities:
Net loss	$(8,931)	$(54,659)	$(48,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,271	1,169	83
Impairment of intangible assets	10,361	—	—
Stock compensation expense	—	1,210	4,180
Net gain on sale of businesses	(26,707)	—	—
Loss on disposal of assets, net	7	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	377	302	(1,726)
Prepaid expenses and other current assets	506	1,038	752
Accounts payable	(1,050)	21	(3)
Accrued expenses	1,058	7,446	(3,345)
Deferred rent	(675)	(43)	—
Unearned income	(364)	—	—
Other long-term liabilities	—	192	40

Net cash used in operating activities	(24,147)	(43,324)	(49,000)

Cash flows from investing activities:
Purchases of property and equipment	(512)	(683)	(22)
Purchases of short-term investments	—	—	(10,000)
Net proceeds from sale of businesses	40,267	3,464	—
Changes in restricted cash	(2,198)	—	—
Net cash paid for acquisition	(11,729)	—	—

Net cash provided by (used in) investing activities	25,828	2,781	(10,022)

Cash flows from financing activities:
Proceeds from borrowing on long-term debt	—	—	10,000
Proceeds from issuance of common stock	—	—	620
Net change in investment from parent	(1,675)	22,567	—
Cash contributed by parent	—	100,000	—

Net cash (used in) provided by financing activities	(1,675)	122,567	10,620

Net increase (decrease) in cash and cash equivalents	6	82,024	(48,402)
Cash and cash equivalents, beginning of the year (1)	—	6	82,030

Cash and cash equivalents, end of the year	$6	$82,030	$33,628

Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—	$299

(1)	Cash and cash equivalents at December 31, 2009 related to discontinued operations. See Note 3.

The accompanying notes are an integral part of these combined and consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

1.    Summary of Operations and Significant Accounting Policies

Organization and Business Description

In October 2009, the Board of Directors of Pharmaceutical Product Development, Inc. (“PPD” or the “Parent Company”) authorized management of PPD to proceed with preparations to spin-off its compound partnering business, previously part of the discovery science segment of PPD, from its contract research organization business. In order to carry out the spin-off of the compound partnering business, PPD formed a new wholly-owned subsidiary, Furiex Pharmaceuticals, Inc., a Delaware corporation (“Furiex” or the “Company”), into which PPD transferred the compound partnering business, including assets, employees, intellectual property rights and liabilities comprising that business, and $100.0 million in cash, as of the closing date of the spin-off, June 14, 2010. PPD effected the spin-off through a tax-free, pro-rata dividend distribution of all of the shares of the Company to PPD shareholders. PPD does not have any ownership or other form of equity interest in the Company following the spin-off.

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

The Company has incurred losses and negative cash flows from operations since the spin-off. Based on current forecasts, the Company believes it has sufficient liquidity to continue its planned operations for the next 12 months. The Company’s long-term liquidity needs will largely be determined by the success of its products already in commercialization with collaborators, key development and regulatory events that may impact the Company’s ability to out-license its development compounds and the receipt of milestone payments related to various development activities. Depending upon the success and timing of receipt of various milestone payments and royalties it might be necessary to do one or more of the following in the future: (a) raise additional capital through equity or debt financings or from other sources; (b) reduce spending on one or more research and development programs; and (c) restructure the Company’s operations. The Company currently receives revenue from royalties on sales of Nesina® and Priligy®. The Company will continue to incur operating losses unless revenues from all sources reach a level sufficient to support its ongoing operations.

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

PPD’s net investment in the Company is shown in lieu of shareholders’ equity in the combined financial statements prior to the spin-off as a direct ownership relationship did not exist among all the components comprising the Company. The net investment account represents the cumulative investments in, distributions from and earnings (loss) of the Company. Prior to the spin-off, all cash was held and managed by PPD. Accordingly, cash used to pay the Company’s expenses or cash collected from collaboration agreements, royalties or customer contracts by PPD on behalf of the Company was recorded as an increase or decrease in PPD’s net investment.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

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

The Company was allocated expenses from PPD, such as executive oversight, risk management, accounting, tax, legal, investor relations, human resources, information technology, stock compensation, and facilities services and depreciation, but was not allocated the underlying productive assets, such as information systems equipment, furniture and facilities that were not assigned to the Company, but from which the Company benefited. Such expenses have been included in the combined and consolidated financial statements as expense allocations from PPD for periods prior to the spin-off. The basis of these allocations included full-time equivalent employees for the respective periods presented and square footage of occupied space. See Note 14 for further discussion of the allocations.

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

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

Earnings Per Share

The Company calculates net loss per basic and diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The calculation of net loss per diluted share is the same as net loss per basic share since the inclusion of any potentially dilutive securities would be anti-dilutive for the year ended December 31, 2010 and 2011. For the year ended December 31, 2009, the calculation of net loss per diluted share is the same as net loss per basic share because there were no outstanding dilutive securities for that period. For all periods presented prior to the spin-off, the computation of net loss per basic and diluted share and the weighted-average shares outstanding are calculated based on the 9,881,340 shares issued in connection with the spin-off on June 14, 2010. All potentially dilutive securities relate to stock options issued as part of the Company’s share-based compensation plan after the spin-off from PPD. Potentially dilutive securities totaling 839,000 and 1,511,000 options for 2010 and 2011, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

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

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

Concentration of Credit Risk

The Company’s collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Two collaborators accounted for the majority of the Company’s revenue for the years ended December 31, 2010 and 2011. The December 31, 2010 and 2011 balance of accounts receivable relate entirely to royalty receivables related to Priligy and Nesina based on net product sales by the Company’s collaborators. Based on its assessment of collection risks, the Company did not record a provision for doubtful accounts as of December 31, 2010 and 2011.

Research and Development Expenses

Research and development costs consist primarily of costs associated with pre-clinical studies, non-clinical studies and the clinical trials of the Company’s product candidates, development materials, patent costs, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work and consulting services. Research and development costs include clinical research services provided by PPD, pre-clinical testing, non-clinical testing and clinical drug manufacturing provided by third parties, the direct cost of the Company’s personnel managing the programs and upfront and milestone payments to the Company’s collaborators. The Company charges research and development costs to operations as incurred and discloses them in the combined and consolidated statements of operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

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

Short-Term Investments

Short-term investments consist of restricted cash accounts that are subject to contractual withdrawal restrictions and penalties. As described in Note 7, under the Loan Agreement with MidCap Funding III, LLC and Silicon Valley Bank, the Company is required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $10.0 million until mid-January 2012. The Company’s short-term investments represent cash accounts and money market funds that hold short-term U.S. Treasury securities.

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development programs that the Company acquires that have not been completed at the date of acquisition and which have no future alternative use. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to present value. Additionally, the Company’s estimates take into account the relevant market size and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such programs are based on management’s estimates of cost of sales, operating expenses and income taxes from such programs. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the program and uncertainties in the economic estimates used in the projections described above. Acquired IPR&D assets are amortized, once the related project has been successfully developed and regulatory approval for a product launch obtained, over their estimated useful lives. As of December 31, 2010 and 2011, there was no IPR&D recorded on the Company’s consolidated balance sheets.

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

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard related to the accounting for revenue arrangements with multiple deliverables. This standard applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. This standard also addresses the unit of accounting for an arrangement involving multiple deliverables and how arrangement consideration should be allocated. The Company’s adoption of this standard on January 1, 2011 did not have a material impact on the Company’s combined and consolidated financial statements.

In March 2010, the FASB issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The Company’s adoption of this standard on January 1, 2011 did not have a material impact on the Company’s combined and consolidated financial statements.

In September 2011, the FASB issued an update to the accounting standard that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently required. If it is determined through the qualitative assessment that a reporting unit’s fair value is, more likely than not, greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to proceed directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011; however, early adoption is permitted. The Company did not early adopt this standard and is currently evaluating the impact this update will have on its combined and consolidated financial statements.

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

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

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

The goodwill associated with PPD’s acquisition of Magen was associated with PPD’s anticipated access to additional dermatology compounds. The acquired in-process research and development listed above was related solely to the MAG-131 research program. PPD filed an Investigational New Drug application, or IND, for MAG-131 in October 2009, but subsequently suspended the program for that compound due to unfavorable efficacy data that was discovered in late 2009. As a result, PPD evaluated the asset for impairment and determined the asset was impaired and recorded a charge of $10.4 million as of December 31, 2009, presented in discontinued operations in the accompanying combined and consolidated statement of operations. As described below, in May 2010, PPD subsequently discontinued the operations of its wholly owned subsidiary PPD Dermatology, Inc., formerly Magen.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

Piedmont Research Center, LLC and PPD Biomarker Discovery Sciences, LLC

In May 2009, PPD completed its disposition of substantially all of the assets of its wholly owned subsidiary Piedmont Research Center, LLC for total consideration of $46.0 million. The purchaser had an indemnification holdback of $3.5 million. PPD received this additional payment in the first quarter of 2010. Piedmont Research Center, LLC provided pre-clinical research testing services for clients with anti-cancer and other therapeutic candidates.

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

The results of these business units are reported as discontinued operations within the combined and consolidated statements of operations as set forth in the following table:

	2009	2010
Revenue	$7,058	$—
Gain on sale of business	26,707	—
Loss from discontinued operations	(27,339)	(5,133)

Loss from discontinued operations, net of income taxes	$(632)	$(5,133)

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

4.    Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	$000.0	$000.0
	December 31,
	2010	2011
Furniture and equipment	$30	$97
Computer equipment and software	214	223

Total property and equipment	244	320
Less accumulated depreciation	(56)	(139)

Total property and equipment, net	$188	$181

Noncash investing activity related to liabilities that remain unpaid for the acquisition of property and equipment as of December 31, 2011 was approximately $0.05 million.

5.    Goodwill and Intangible Assets

The Company reviews goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. This analysis utilizes a discounted cash flow method using the expected future inflows and outflows of the business and an appropriate discount rate. Based on the review as of October 1, 2011, the Company’s calculated fair value of equity was in excess of carrying value.

The fair value of goodwill could be materially impacted by future adverse changes such as future declines in operating results, a decline in the valuation of pharmaceutical and biotechnology company stocks, including the valuation of the Company’s own common stock, a slowdown in the worldwide economy or the pharmaceutical and biotechnology industry, failure to meet the performance projections included in forecasted operating results or the delay or abandonment of any research and development programs.

During 2009, PPD acquired in-process research and development of $10.4 million through the acquisition of Magen, which was related solely to the MAG-131 research program. At the time of acquisition, this program was in the pre-IND application phase of research. PPD estimated that it would take approximately four to five years to complete research and development. The fair value of the in-process research and development was determined using the discounted cash flow method. The discounted cash flow was determined based upon projected revenue, expenses and contributory assets related to the specific project and a discount rate based upon the overall weighted average cost of capital for the asset and the additional risk related to the uncertainty of the project. PPD also assessed the current status of development, nature and timing of efforts to complete such development, uncertainties and other factors when estimating the fair value.

PPD filed an IND for MAG-131 in October 2009, but subsequently suspended the program for that compound due to unfavorable efficacy data that was discovered in late 2009. As a result, PPD evaluated the asset for impairment. PPD reassessed the fair value of the program using a discounted cash flow model based on Level 3 inputs such as the estimated remaining costs to develop the acquired technology into commercially viable products, estimated net cash flows from the program and a discount rate commensurate with the stage of development of the program. Based on this analysis, PPD determined that the acquired in-process research and development asset was impaired and recorded a charge of $10.4 million as of December 31, 2009, presented in discontinued operations in the accompanying combined and consolidated statements of operations. Because the intangible asset was an indefinite-lived asset, PPD had not amortized this asset during 2009.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

6.    Accrued Expenses

Accrued expenses consisted of the following amounts on the dates set forth below:

	December 31,
	2010	2011
Salaries, wages, benefits and related costs	$1,225	$1,346
Research and development costs	12,225	8,681
Professional fees	131	200
Interest	—	88
Other	186	107

	$13,767	$10,422

7.    Long-Term Debt

On August 18, 2011, the Company and its subsidiaries entered into a Loan and Security Agreement with MidCap Funding III, LLC and Silicon Valley Bank, collectively, the Lenders. Each Lender had an initial term loan commitment of up to $7.5 million under the Loan Agreement, giving the Company a potential available amount of $15.0 million. As of December 31, 2011, the remaining amount potentially available to the Company is $5.0 million.

The loans are divided into two separate tranches. The first tranche of $10.0 million closed on August 18, 2011. The second tranche of $5.0 million only becomes available to the Company if a pre-defined financing event occurs prior to March 31, 2012. The first tranche bears interest at a fixed rate of 10.25% per annum and is due August 1, 2015. Interest accrues monthly and is payable on the first day of the following month, in arrears. Principal payments of the first tranche begin on August 1, 2012, are due the first day of each month, and will be paid on a ratable monthly basis until maturity. The Company intends to use the proceeds from the loans to support research and development for its clinical stage compounds JNJ-Q2 and MuDelta.

A final payment fee is due to the Lenders in an amount equal to 2.5% of the loan commitments, payable at the maturity date or earlier prepayment of the loans. The Company may prepay the first tranche subject to a prepayment fee of between one and four percent of the amount borrowed, depending on the time of the prepayment. The amount of interest expense related to the Loan Agreement included in the statements of operations for the year ended December 31, 2011 was $0.4 million. Included in this amount is the ratable accrual over the term of the loan of the final payment fee, payable upon the maturity date, which is presented in other long-term liabilities within the consolidated balance sheets.

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

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

As of December 31, 2011, maturities of debt per the Loan Agreement for each of the next five years were as follows:

2012	$1,351
2013	3,243
2014	3,243
2015	2,163
2016	—

$10,000

8.    Lease Obligations

The Company is currently obligated under operating leases or subleases for six locations relating to office space and associated building expenses. These leases with PPD and other third parties expire at various dates in 2012 and 2013, with renewal terms for two locations for up to one year. Prior to the spin-off, the Company recognized operating lease expense for leases which were acquired as part of the Magen acquisition. However, these operating leases obligations remained with PPD as of the spin-off date.

Rental expense related to operating leases has been recorded in continuing operations in the amounts of $0.09 million and $0.2 million for the year ended December 31, 2010 and 2011, respectively. Amounts recorded in discontinued operations were $0.3 million for the year ended December 31, 2009.

As of December 31, 2011, future minimum payments for lease obligations for subsequent years were as follows:

2012	$115
2013	38

$153

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

During the years ended December 31, 2010 and 2011, the Company granted 839,642 and 742,234 stock options to employees, directors, and consultants, with a weighted-average exercise price of $9.11 and $13.87, respectively. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the most recent Nasdaq closing price of the Company’s stock on the date of grant.

The Company recognizes compensation expense using a fair-value based method related to stock options and other share-based compensation. The expense is measured based on the grant date fair value of the awards that are expected to vest and is recorded over the applicable requisite service period on a straight-line basis. The options granted vest per one of the following schedules: (1) after a period of one year (or less in the case of certain 2011 Director grants); (2) ratably over three years on the anniversary date of grant; or (3) one-third vest on grant date and the remaining ratably over two years on the anniversary date of grant. The options expire on the earlier of ten years from the date of grant, or within specified time limits following termination of employment, retirement or death. Shares are issued from authorized, but unissued stock. The Company does not pay dividends on unexercised options.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

The weighted-average grant date fair value per share was determined using the Black-Scholes option-pricing method. The weighted-average grant date fair value per share and aggregate fair value of options granted to employees and directors during the year ended December 31, 2010 was $5.95 and $3.8 million, respectively. The weighted-average grant date fair value per share and aggregate fair value of options granted to employees and directors during the year ended December 31, 2011 was $8.51 and $5.5 million, respectively. The weighted-average grant date fair value per share and aggregate fair value of options granted to consultants during the year ended December 31, 2010, was $7.36 and $1.5 million, respectively. The weighted-average grant date fair value per share and aggregate fair value of options granted to consultants during the year ended December 31, 2011, was $9.71 and $1.0 million, respectively.

The amount of stock compensation expense related to consultant option grants, classified in selling, general and administrative expenses within the combined and consolidated statements of operations, is marked to market at the end of each financial reporting period until such options vest using the Black-Scholes option-pricing method and the period end closing stock price. These non-employee grants relate to a consulting agreement executed with the Company’s founding Chairman, Dr. Fred Eshelman. The terms of this consulting agreement provide for a grant of stock options to purchase shares of the Company’s common stock equal to 2.0% of the Company’s common stock outstanding immediately after the completion of the spin-off, and additional stock options for an additional 1.0% on or about the second anniversary of the spin-off date. All options related to this consulting agreement had been granted as of December 31, 2011.

For the years ended December 31, 2010 and 2011, stock-based compensation cost for the Company’s employees, directors and consultants under the Plan totaled $1.2 million and $4.2 million, respectively, and is included in the accompanying combined and consolidated financial statements. For the year ended December 31, 2011, the Company received $0.6 million of cash from the exercise of stock options granted by the Company. For the year ended December 31, 2010, no cash was received by the Company from the exercise of stock options granted by the Company as no options vested during the year.

A summary of option activity for the Plan as of December 31, 2010 and 2011, and changes during the years, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	—	$—
Granted	840	9.11
Forfeited	(1)	9.11

Outstanding at December 31, 2010	839	$9.11

Exercisable at December 31, 2010	—	—

Outstanding at January 1, 2011	839	$9.11
Granted	742	13.87
Exercised	(68)	9.11
Forfeited	(1)	9.11

Outstanding at December 31, 2011	1,512	$11.45	9.0 years	$7,951

Exercisable at December 31, 2011	343	$10.58	8.7 years	$2,106

Vested or expected to vest at December 31, 2011	1,446	$11.43	9.0 years	$7,637

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

The following table summarizes information about stock options outstanding for the Company as of December 31, 2011:

	$000000	$000000	$000000	$000000	$000000
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/11	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/11	Weighted- Average Exercise Price
$9.11—13.00	769	8.5 years	$9.11	257	$9.11
$13.01—15.00	741	9.6 years	$13.87	86	$15.00
$15.01—16.71	2	10.0 years	$16.71	—	$—

	1,512	9.0 years	$11.45	343	$10.58

The aggregate fair value of the Plan’s options granted to the Company’s employees, directors and consultants during the years ended December 31, 2010 and 2011 was $5.3 million and $6.4 million, respectively. The total intrinsic value (the amount by which the market value of the Company’s common stock exceeded the exercise price of the options on the date of exercise) of options exercised during the year ended December 31, 2010 was zero as no options vested, and none were exercised during the year. The total intrinsic value of options exercised during the year ended December 31, 2011 was $0.5 million.

A summary of the status of unvested options held by the Company’s employees, directors and consultants as of December 31, 2011, and changes during the year then ended, is presented below:

Unvested Options	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2011	839	$6.29
Granted	742	8.67
Vested	(412)	6.81
Forfeited	(1)	5.97

Unvested at December 31, 2011	1,168	$7.62

The total fair value of shares vested during the year ended December 31, 2011 was $3.3 million. As of December 31, 2011, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to employees, directors and consultants was approximately $7.4 million, and will be recognized over a weighted-average period of 1.9 years for employees and directors and 2.1 years for consultants. There was no associated income tax benefit recognized for the years ended December 31, 2010 and 2011 based on the Company’s valuation allowance that is recorded against its net deferred tax assets.

The following tables indicate the assumptions used in estimating fair value of each Plan option granted to employees and directors for the years ended December 31, 2011 and 2010.

2011
Expected term (years)	5.50-6.00
Dividend yield (%)	—
Risk-free interest rate (%)	1.10-2.18
Expected volatility (%)	65.09-69.97

2010
Expected term (years)	5.50-6.00
Dividend yield (%)	—
Risk-free interest rate (%)	2.19-2.40
Expected volatility (%)	70.99-71.94

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

The following tables indicate the assumptions used in estimating fair value of each Plan option granted to consultants for the years ended December 31, 2011 and 2010.

2011
Expected term (years)	10.00
Dividend yield (%)	—
Risk-free interest rate (%)	1.92
Expected volatility (%)	67.05

2010
Expected term (years)	10.00
Dividend yield (%)	—
Risk-free interest rate (%)	3.27
Expected volatility (%)	73.81

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

Equity Compensation Plan—PPD Plan

For the periods prior to June 14, 2010, some Company employees participated in PPD’s equity compensation plan (the “PPD Plan”). The PPD Plan provided for the grant of incentive stock options, non-qualified stock options, restricted stock and other types of equity awards to its directors, officers, employees and consultants. The plan was administered by a committee designated by PPD’s board of directors. Some employees of the Company historically received awards from PPD. Accordingly, the following information regarding share-based compensation has been derived from the equity awards granted to Company employees by PPD prior to June 14, 2010. All unvested options granted under the PPD Plan to Company employees were forfeited as of the spin-off date.

The exercise price of each option granted under the PPD Plan was equal to the market price of PPD’s common stock on the date of grant, and the maximum exercise term of each option granted did not exceed ten years. Options were granted upon approval of the compensation committee of the board of directors of PPD. The majority of the options vested ratably over a period of three years. The options expire on the earlier of ten years from the date of grant, or within specified time limits following termination of employment, retirement or death. Shares were issued from authorized, but unissued stock. PPD did not pay dividends on unexercised options.

For the years ended December 31, 2009 and 2010, stock-based compensation cost for the Company’s employees under the PPD Plan totaled $0.3 million and $0.1 million, respectively, and is included in the accompanying combined and consolidated financial statements.

For the years ended December 31, 2009 and 2010, the amount of cash received by PPD from the exercise of PPD stock options granted to the Company’s employees was $1.1 million and $0.0 million, respectively.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

A summary of option activity under PPD’s plan for the Company’s employees as of December 31, 2009 and 2010, and changes during the years, is presented below:

	$0000000	$0000000	$0000000	$0000000
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	235	$30.33
Granted	95	27.01
Exercised	(5)	16.46
Forfeited	(60)	32.01
Expired	(28)	28.82

Outstanding at December 31, 2009	237	$29.02

Exercisable at December 31, 2009	154	$27.96

Outstanding at January 1, 2010	237	$29.02
Forfeited	(100)	28.88
Expired	(1)	37.42

Outstanding at December 31, 2010	136	$27.38

Exercisable at December 31, 2010	136	$27.38	4.8 years	$(191)

Vested at December 31, 2010	136	$27.38	4.8 years	$(191)

The following table summarizes information about PPD’s stock options outstanding for the Company’s employees as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/10	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/10	Weighted- Average Exercise Price
$19.94—21.00	71	5.9 years	$20.45	71	$20.45
$21.01—34.00	46	3.8 years	$31.29	46	$31.29
$34.01—43.26	19	6.7 years	$42.26	19	$42.26

	136	4.8 years	$27.38	136	$27.38

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

All PPD Plan options granted during the year ended December 31, 2009 were granted with an exercise price equal to the fair value of PPD’s common stock on the grant date. The fair value of PPD’s common stock on the grant date was equal to the Nasdaq closing price of the stock on the date of grant. The weighted-average grant date fair value per share of PPD Plan options granted to the Company’s employees during the year ended December 31, 2009 was $7.55. The aggregate fair value of PPD Plan options granted to the Company’s employees during the year ended December 31, 2009 was $0.7 million. The total intrinsic value (the amount by which the market value of PPD’s common stock exceeded the exercise price of the options on the date of exercise) of options exercised during the year ended December 31, 2009 was approximately $0.02 million.

A summary of the status of unvested PPD options held by the Company’s employees as of December 31, 2010, and changes during the year then ended, is presented below:

	$00000000	$00000000
Unvested Options	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2010	83	$7.80
Vested	(25)	8.88
Forfeited	(58)	7.34

Unvested at December 31, 2010	—	$—

As of December 31, 2010, there was no unrecognized compensation cost related to unvested PPD stock options held by the Company’s employees as all unvested PPD Plan options which were not vested as of the spin-off date were forfeited. The total fair value of shares vested during the years ended December 31, 2009 and 2010 was $0.6 million and $0.2 million, respectively.

The fair value of each PPD Plan option grant was estimated on the grant date using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the year ended December 31, 2009.

2009
Expected term (years)	3.50
Dividend yield (%)	1.72-2.74
Risk-free interest rate (%)	1.14-1.67
Expected volatility (%)	36.58-39.27

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

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

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

The fair value of each PPD ESPP share was estimated using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the year ended December 31, 2009.

2009
Expected term (years)	0.50
Dividend yield (%)	1.72-2.58
Risk-free interest rate (%)	0.27-0.35
Expected volatility (%)	31.32-36.68

The Company’s compensation costs for the PPD ESPP, as determined based on the fair value of the discount and option feature of the underlying PPD ESPP grant, were approximately $0.1 million for year ended December 31, 2009. The weighted-average grant date fair value per share during the year ended December 31, 2009 was $4.16.

For the year ended December 31, 2009, the value of stock issued to Company employees for PPD ESPP purchases was $0.3 million.

During the year ended December 31, 2009, the Company’s employees contributed $0.3 million to the PPD ESPP for the purchase of approximately 13,300 shares. The aggregate fair value of shares purchased during the year ended December 31, 2009 was $0.4 million. Contributions for the second Offering Period of 2009 were not used to purchase shares until January 2010.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

10.    Income Taxes

Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	$0000000	$0000000	$0000000
	Year Ended December 31,
	2009	2010	2011
Effective tax rate	0%	0%	0%

Statutory rate of 35%	$(2,905)	$(17,329)	$(17,138)
State taxes, net of federal benefit	—	(2,031)	(284)
Permanent differences	(22)	111	371
Change in valuation allowance	3,776	10,119	17,065
Net operating loss and related items offset by former Parent Company consolidated group	(849)	9,144	—

Provision for income taxes	$—	$14	$14

Components of the current deferred tax assets (liabilities) were as follows:

	$0000000	$0000000
	December 31,
	2010	2011
Accrued expenses	$254	$435
Valuation allowance	(254)	(435)

Total current deferred tax asset (liability)	$—	$—

Components of the long-term deferred tax assets (liabilities) were as follows:

	$0000000	$0000000
	December 31,
	2010	2011
Other depreciation and amortization	$2,938	$2,399
Stock options	349	1,290
Future benefit of carryforward losses	13,385	29,853
Valuation allowance	(16,864)	(33,748)

Total long-term deferred tax asset (liability)	$(192)	$(206)

For the year ended December 31, 2010 and 2011, the Company has recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is deductible for tax purposes, but is an indefinite lived intangible asset for financial reporting. The amounts reflected in the statements of operations for the year ended December 31, 2010 and 2011 are the tax effect of the tax amortization of this item. Because the associated deferred tax liability relates to an indefinite lived intangible,

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

the Company does not consider this item in computing the valuation allowance related to the Company’s net deferred tax assets. As of December 31, 2010 and 2011, the deferred tax liability associated with this intangible asset, reflected in other long-term liabilities within the combined and consolidated balance sheets, was approximately $0.2 million.

The Company has determined that any uncertain tax positions for the tax years open for examination would have no material impact on the combined and consolidated financial statements of the Company.

The Company has federal operating loss carry forwards of approximately $79.3 million that will expire in 2030. The Company also has state operating loss carry forwards of approximately $46.5 million that will begin to expire in 2013.

11.    Employee Savings Plan

Savings plan

For the periods prior to June 14, 2010, Company employees participated in PPD’s 401(k) Retirement Savings Plan. PPD’s plan matched 50% of an employee’s savings up to 6% of pay and those contributions vested ratably over a four-year period. PPD’s contributions to the plan, net of forfeitures, were $0.1 million and $0.09 million for the years ended December 31, 2009 and 2010, respectively.

For the periods after June 14, 2010, Company employees participate in the Furiex 401(k) Retirement Savings Plan. The Company’s plan matches 100% of an employee’s savings up to 4% of the employee’s deferral, and those contributions vest immediately. The Company’s contributions to the plan, net of forfeitures, were $0.06 million and $0.14 million for the years ended December 31, 2010 and 2011, respectively.

12.    Commitments and Contingencies

The Company is involved in compound development and commercialization collaborations. The Company developed a risk-sharing research and development model with pharmaceutical and biotechnology companies to advance compounds to commercialization. Through collaborative arrangements based on this model, the Company works with its collaborators by sharing the risks and potential rewards associated with the development and commercialization of drugs with its collaborators. As of December 31, 2011, the Company’s four main collaborations were with Janssen Pharmaceutica, N.V., or Janssen (an affiliate of Johnson & Johnson), Ranbaxy Laboratories, Ltd., or Ranbaxy, Alza Corporation, or Alza, and Takeda Pharmaceuticals Company Limited, and relate to, respectively: the JNJ-Q2 and MuDelta compounds; a statin compound, or PPD-10558; the product Priligy; and the product Nesina.

As of December 31, 2011, the Company had three collaborations that involve potential future expenditures. The first is its collaboration with Alza for Priligy. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800.0 million. As of December 31, 2011, the Company is not obligated to pay any ongoing costs of development for this compound.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

The second collaboration involving future expenditures is in respect of the two compounds in-licensed from Janssen: JNJ-Q2 and MuDelta. On April 18, 2011, Janssen announced that in connection with a broad strategic review of its portfolio of infectious disease programs, it will be redirecting its research and development efforts toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen elected not to exercise its option to continue the development of the JNJ-Q2 compound. On April 19, 2011, the Company announced it had acquired full exclusive license rights to develop and commercialize the JNJ-Q2 compound under its existing development and license agreement with Janssen. On November 1, 2011, the Company announced it had acquired full exclusive license rights to develop and commercialize the MuDelta compound under its existing development and license agreement with Janssen. The Company acquired these rights as a result of Janssen’s decision not to exercise its option under the agreement to continue development of MuDelta.

The Company plans to continue evaluating other partnering and funding opportunities for both the JNJ-Q2 and MuDelta compounds. The Company may be obligated to pay Janssen, for both the JNJ-Q2 and MuDelta compounds, individually, up to $50.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

The third collaboration involving future expenditures is with Ranbaxy for a statin compound, PPD-10558. In December 2006, the Company entered into an exclusive license agreement with Ranbaxy for rights to PPD-10558. In December 2011, the Company announced preliminary results from the Phase II trial of PPD-10558. Based on these results, the Company has discontinued further spending on the PPD-10558 program and plans to terminate the license agreement with Ranbaxy in accordance with the terms of the agreement. The Company will owe Ranbaxy a $1.0 million development milestone payment upon completion of the Phase II final study report, which the Company believes will occur in the second quarter of 2012.

The Company currently maintains insurance for risks associated with the operation of its business. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability and product liability.

The Company might be a party to various claims and legal proceedings in the normal course of business. As of December 31, 2011, there are no outstanding claims that management believes will have a material effect upon the Company’s financial condition, results of operations or cash flows.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

13.    Fair Value of Financial Instruments

Cash and Cash Equivalents, Short-Term Investments, Accounts Receivable, Accounts Payable and Accrued Expenses

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these items. The Company considers all cash on deposit and money market accounts with original maturities of three months or less at time of purchase to be cash and cash equivalents. Short-term investments consist of restricted cash accounts that are subject to contractual withdrawal restrictions and penalties. The Company’s cash and cash equivalents and short-term investments represent cash accounts and money market funds which invest in short-term U.S. Treasury securities with insignificant rates of return.

Long-Term Debt

The fair value of long-term debt approximates its carrying value due to the lack of any changes in the underlying interest rate or the Company’s creditworthiness subsequent to the issuance of such debt on August 18, 2011.

14.    Related Party Transactions

Pharmaceutical Product Development, Inc. Net Investment

The following table reflects a summary of the transfers to/from parent included in the combined and consolidated statements of shareholders’ equity related to changes in Pharmaceutical Product Development, Inc. net investment for the periods prior to the spin-off date:

	$00000000	$00000000
	2009	2010
Corporate overhead allocations	$712	$1,007
Research and development services	4,416	8,376
Cash from parent for acquisitions	21,503	—
Transfer of proceeds from sale of businesses	(40,267)	(3,464)
Transfers to (from) parent, net	16,313	10,127

Total	$2,677	$16,046

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

Allocations of expense for these services of $0.1 million and $0.6 million associated with continuing operations and $0.6 million and $0.5 million associated with discontinued operations for the years ended December 31, 2009 and 2010, respectively, are reflected in the accompanying combined and consolidated statements of operations.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

Research and Development Services

PPD performed drug development work for the Company as a related party prior to June 14, 2010 and the expenses related to these services are included in research and development expenses in the accompanying combined and consolidated set of financial statements. Such amounts were $4.4 million and $8.4 million for the years ended December 31, 2009 and 2010, respectively.

The Company was provided services by PPD after the spin-off on June 14, 2010. Two members of the Company’s Board of Directors previously held board positions with PPD. Expenses paid to PPD for the year ended December 31, 2010 and 2011 by the Company were approximately $24.5 million and $30.6 million, respectively.

Cash Transferred from Parent for Acquisitions

During 2009, PPD acquired Magen Biosciences, Inc. (see Note 3) and entered into the Janssen collaboration (see Note 12). These transactions were funded by PPD through transfers of $21.5 million in cash and assets to the Company.

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

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(dollars and shares in tables in thousands)

16.    Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth	Total
2010
Total revenue (a)	$293	$8,113	$288	$289	$8,983
Operating loss	(8,595)	(8,101)	(21,175)	(11,650)	(49,521)
Loss from continuing operations	(8,590)	(8,103)	(21,180)	(11,653)	(49,526)
Loss from discontinued operations, net of income taxes	(2,090)	(3,043)	—	—	(5,133)
Net loss	(10,680)	(11,146)	(21,180)	(11,653)	(54,659)

Loss from continuing operations per basic and diluted share	$(0.87)	$(0.82)	$(2.14)	$(1.18)	$(5.01)
Loss from discontinued operations, net of income taxes per basic and diluted share	$(0.21)	$(0.31)	$—	$—	$(0.52)
Net loss per basic and diluted share	$(1.08)	$(1.13)	$(2.14)	$(1.18)	$(5.53)

2011
Total revenue	$361	$872	$1,272	$1,985	$4,490
Operating loss	(14,359)	(14,876)	(12,871)	(6,450)	(48,556)
Net loss	(14,365)	(14,882)	(13,013)	(6,721)	(48,981)

Net loss per basic and diluted share	$(1.45)	$(1.51)	$(1.32)	$(0.68)	$(4.96)

(a)	The second quarter of 2010 includes $7.5 million in milestone revenue resulting from a milestone payment earned upon regulatory and pricing approvals of Nesina in Japan.