Form 10-Q
period 2012-03-31
Furiex Pharmaceuticals, Inc.
filed 2012-05-07
CIK 1484478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to                  .

Commission File Number 001-34641

FURIEX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1197863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3900 Paramount Parkway, Suite 150 Morrisville, North Carolina	27560
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,949,422 shares of common stock, par value $0.001 per share, as of April 30, 2012.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2012
Revenue:
Milestones	$—	$—
Royalties	361	2,645

Total revenue	361	2,645

Research and development expenses	12,877	9,368
Selling, general and administrative expenses	1,821	2,733
Depreciation and amortization	22	21

Total operating expenses	14,720	12,122

Operating loss	(14,359)	(9,477)
Interest expense	—	275
Other income, net	—	—

Loss before provision for income taxes	(14,359)	(9,752)
Provision for income taxes	6	6

Net loss	$(14,365)	$(9,758)

Net loss per basic and diluted share	$(1.45)	$(0.98)

Weighted-average shares used to compute net loss per basic and diluted share	9,881	9,949

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2011	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$33,628	$31,604
Short-term investments	10,000	—
Accounts receivable, net	1,985	2,645
Prepaid expenses	214	211

Total current assets	45,827	34,460
Property and equipment, net	181	170
Goodwill	49,116	49,116

Total assets	$95,124	$83,746

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$147	$196
Accrued expenses	10,422	7,075
Current portion of long-term debt	1,351	2,162

Total current liabilities	11,920	9,433
Long-term debt, net	8,649	7,838
Other long-term liabilities	232	253

Total liabilities	20,801	17,524

Commitments and contingencies (Note 4)

Common stock, $0.001 par value, 40,000,000 shares authorized; 9,949,422 shares issued and outstanding	10	10

Preferred stock, $0.001 par value, 10,000,000 shares authorized; No shares issued or outstanding	—	—

Paid-in capital	158,438	160,095
Accumulated deficit	(84,125)	(93,883)

Total shareholders’ equity	74,323	66,222

Total liabilities and shareholders’ equity	$95,124	$83,746

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	000000000	000000000	000000000	000000000	000000000
	Common Stock
	Shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance at December 31, 2011	9,949	$10	$158,438	$(84,125)	$74,323
Stock compensation expense	—	—	1,657	—	1,657
Net loss	—	—	—	(9,758)	(9,758)

Balance at March 31, 2012	9,949	$10	$160,095	$(93,883)	$66,222

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2012
Cash flows from operating activities:
Net loss	$(14,365)	$(9,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	21
Stock compensation expense	668	1,657
Changes in operating assets and liabilities:
Accounts receivable, net	(102)	(660)
Prepaid expenses and other current assets	795	3
Accounts payable	(20)	61
Accrued expenses	(1,066)	(3,347)
Other long-term liabilities	6	21

Net cash used in operating activities	(14,062)	(12,002)

Cash flows from investing activities:
Purchases of property and equipment	—	(22)
Proceeds from sale of short-term investments	—	10,000

Net cash provided by investing activities	—	9,978

Cash flows from financing activities:
Repayments of borrowing on long-term debt	—	—

Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(14,062)	(2,024)

Cash and cash equivalents, beginning of the period	82,030	33,628

Cash and cash equivalents, end of the period	$67,968	$31,604

Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$259

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Operations and Significant Accounting Policies

Organization and Business Description

In October 2009, the Board of Directors of Pharmaceutical Product Development, Inc. (“PPD”) authorized management of PPD to proceed with preparations to spin-off its compound partnering business, previously part of the discovery science segment of PPD, from its contract research organization business. In order to carry out the spin-off of the compound partnering business, PPD formed a new wholly-owned subsidiary, Furiex Pharmaceuticals, Inc., a Delaware corporation (“Furiex” or the “Company”), into which PPD transferred the compound partnering business, including assets, employees, intellectual property rights and liabilities comprising that business, and $100.0 million in cash, as of the closing date of the spin-off, June 14, 2010. PPD effected the spin-off through a tax-free, pro-rata dividend distribution of all of the shares of the Company to PPD shareholders. PPD does not have any ownership or other form of equity interest in the Company following the spin-off.

In connection with the spin-off, the Company and PPD entered into a series of agreements, including a separation and distribution agreement, transition services agreement, sublease and license agreements, employee matters agreement, tax sharing agreement and a master development services agreement.

Furiex is a drug development company that continues the compound partnering business started by PPD in 1998. The goal of compound partnering is to in-license compounds from, or form strategic alliances with, pharmaceutical and biotechnology companies to develop therapeutics in which the risks and rewards are shared. The Company’s operations are headquartered in Morrisville, North Carolina.

The significant accounting policies followed by the Company in this Quarterly Report on Form 10-Q are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated financial statements in accordance with the Securities and Exchange Commission’s Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Principles of Consolidation

The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, and they include the accounts of Furiex Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Earnings Per Share

The Company calculates net loss per basic and diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The calculation of net loss per diluted share is the same as net loss per basic share since the inclusion of any potentially dilutive securities would be anti-dilutive for the three-month periods ended March 31, 2011 and 2012. All potentially dilutive securities relate to stock options issued as part of the Company’s share-based compensation plan after the spin-off from PPD. Potentially dilutive securities totaling approximately 837,000 and 1,639,000 options for the three-month periods ended March 31, 2011 and 2012, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Comprehensive Income (Loss)

There are no items of comprehensive loss other than net loss for any periods presented.

Revenue Recognition

The Company generates revenue in the form of upfront payments, development and regulatory milestone payments, royalties and sales-based milestone payments in connection with the out-licensing of compounds. The receipt of future milestone payments and royalties will depend on the success of the Company’s compound development and the Company’s collaborators’ success in developing and commercializing compounds. Upfront payments are generally paid within a short period of time following the execution of an out-license or collaboration agreement. Milestone payments are typically one-time payments to the Company triggered by the collaborator’s achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission approval. Royalties are payments received by the Company based on net product sales of a collaborator. Sales-based milestone payments are typically one-time payments to the Company triggered when aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. The Company recognizes upfront payments, development and regulatory milestone payments, royalty payments and sales-based milestone payments from its collaborators when the event which triggers the obligation of payment has occurred, there is no further obligation on the Company’s part in connection with the payment and collection is reasonably assured.

Concentration of Credit Risk

The Company’s collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Two collaborators accounted for the Company’s revenue for the three-month periods ended March 31, 2011 and 2012. The March 31, 2012 balance of accounts receivable relate entirely to royalty receivables related to Nesina and Priligy based on net product sales by the Company’s collaborators. Based on its assessment of collection risks, the Company did not record a provision for doubtful accounts as of March 31, 2012.

Research and Development Expenses

Research and development costs consist primarily of costs associated with pre-clinical studies, non-clinical studies and the clinical trials of the Company’s product candidates, development materials, patent costs, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work and consulting services. Research and development costs include clinical research services provided by PPD, pre-clinical testing, non-clinical testing and clinical drug manufacturing provided by third parties, the direct cost of the Company’s personnel managing the programs and upfront and milestone payments to the Company’s collaborators. The Company charges research and development costs to operations as incurred and discloses them in the consolidated statements of operations.

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

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For each of the three-month periods ended March 31, 2011 and 2012, the Company recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes. The amount reflected in the statements of operations for the three-month periods ended March 31, 2011 and 2012 is the tax effect of the tax amortization of this item. Because the associated deferred tax liability relates to an indefinite-lived intangible, the Company does not consider this item in computing the valuation allowance related to the Company’s net deferred tax assets. As of March 31, 2012, the deferred tax liability associated with this intangible asset, reflected in other long-term liabilities within the consolidated balance sheets, was approximately $0.2 million.

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

Short-Term Investments

Short-term investments consisted of restricted cash accounts that were subject to contractual withdrawal restrictions and penalties. As described in Note 5, under the Loan Agreement with MidCap Funding III, LLC and Silicon Valley Bank, the Company was required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $10.0 million until mid-January 2012. The Company’s short-term investments represented cash accounts and money market funds that held short-term U.S. Treasury securities.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these items. The Company considers all cash on deposit and money market accounts with original maturities of three months or less at time of purchase to be cash and cash equivalents. The Company’s cash and cash equivalents and short-term investments represent cash accounts and money market funds which invest in short-term U.S. Treasury securities with insignificant rates of return and are considered Level 1 investments. Level 1 investments are investments where there are quoted prices in active markets available for identical assets or liabilities.

The fair value of long-term debt approximates its carrying value due to the fixed nature of the underlying interest rate and the lack of any significant changes to the Company’s creditworthiness subsequent to the issuance of such debt on August 18, 2011.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued an update to the accounting standard that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit’s fair value is, more likely than not, greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to proceed directly to the quantitative assessment. This guidance is effective for interim and annual reporting periods beginning January 1, 2012. The Company’s adoption of this standard on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements. The Company is considering using the optional qualitative assessment in connection with its annual impairment test to be performed in the fourth quarter of 2012.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Goodwill

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

3. Share-Based Compensation

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

During the three-month period ended March 31, 2012, the Company granted 128,000 stock options to employees with a weighted-average exercise price of $17.80. There were no options granted during three-month period ended March 31, 2011. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the most recent NASDAQ closing price of the Company’s stock on the date of grant.

The weighted-average grant date fair value per share was determined using the Black-Scholes option-pricing method. The weighted-average grant date fair value per share and aggregate fair value of options granted to employees during the three-month period ended March 31, 2012 was $10.87 and $1.4 million, respectively.

Expected option lives are based on the simplified method, and volatilities used in fair valuation calculations are based on a benchmark of peer companies with similar expected lives. The Company recognizes the related expense on a straight-line basis over the vesting period. Share-based compensation expense recognized for Company employees, directors, and consultants under the Plan included in the statement of operations for the three-month periods ended March 31, 2011 and 2012 was approximately $0.7 million and $1.7 million, respectively. The amount of stock compensation expense related to consultant option grants, classified in selling, general and administrative expenses within the statements of operations, is adjusted to fair value at the end of each financial reporting period using the Black-Scholes option-pricing method until such options vest.

As of March 31, 2012, the Company had options outstanding to purchase an aggregate of approximately 1,639,000 shares of its common stock.

4. Commitments and Contingencies

The Company is involved in compound development and commercialization collaborations. The Company developed a risk-sharing research and development model with pharmaceutical and biotechnology companies to advance compounds to commercialization. Through collaborative arrangements based on this model, the Company works with its collaborators by sharing the risks and potential rewards associated with the development and commercialization of drugs with its collaborators. As of March 31, 2012, the Company’s four main collaborations were with Janssen Pharmaceutica, N.V., or Janssen (an affiliate of Johnson & Johnson), Ranbaxy Laboratories, Ltd., or Ranbaxy, Alza Corporation, or Alza, and Takeda Pharmaceuticals Company Limited, or Takeda, and relate to, respectively: the JNJ-Q2 and MuDelta compounds; a statin compound, or PPD-10558; the product Priligy; and the product Nesina.

As of March 31, 2012, the Company had three collaborations that involve potential future expenditures. The first is its collaboration with Alza for Priligy. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800.0 million. The Company is not obligated to pay any ongoing costs of development for this compound.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The third collaboration involving future expenditures is with Ranbaxy for a statin compound, PPD-10558. In December 2006, the Company entered into an exclusive license agreement with Ranbaxy for rights to PPD-10558. In December 2011, the Company announced preliminary results from the Phase II trial of PPD-10558. Based on these results, the Company has discontinued further spending on the PPD-10558 program and plans to terminate the license agreement with Ranbaxy in accordance with the terms of the agreement. The Company anticipates making a $1.0 million development milestone payment to Ranbaxy in the second quarter of 2012 in connection with the completion of the Phase II final study report.

5. Long-Term Debt

On August 18, 2011, the Company and its subsidiaries entered into a Loan and Security Agreement with MidCap Funding III, LLC and Silicon Valley Bank, collectively, the Lenders. The Agreement was divided into two separate tranches. The first tranche of $10.0 million closed on August 18, 2011. The second tranche of $5.0 million would only have become available to the Company if a pre-defined financing event occurred prior to March 31, 2012. As this event did not occur prior to March 31, 2012, the Company did not close on the second tranche and this $5.0 million amount is no longer available to the Company under the Agreement.

The outstanding tranche bears interest at a fixed rate of 10.25% per annum and is due August 1, 2015. Interest accrues monthly and is payable on the first day of the following month, in arrears. Principal payments of the first tranche begin on August 1, 2012, are due the first day of each month, and will be paid on a ratable monthly basis until maturity. The Company intends to use the proceeds from the loans to support research and development for its clinical stage compounds.

A final payment fee is due to the Lenders in an amount equal to 2.5% of the loan commitments, payable at the maturity date or earlier prepayment of the loans. The Company may prepay the outstanding tranche subject to a prepayment fee of between one and four percent of the amount borrowed, depending on the time of the prepayment. The amount of interest expense related to the Loan Agreement included in the statement of operations for the three-month period ended March 31, 2012 was $0.3 million. Included in this amount is the ratable accrual over the term of the loan of the final payment fee, payable upon the maturity date, which is presented in other long-term liabilities within the consolidated balance sheets.

Under the Loan Agreement, the Company and its subsidiaries are subject to affirmative covenants, including the obligations to maintain good standing, provide certain notices to the Lenders, deliver financial statements to the Lenders, maintain insurance, discharge all taxes, protect intellectual property and protect collateral. The Company and its subsidiaries are also subject to negative covenants, including that it may not enter into a merger or consolidation or certain change of control events, incur liens on the collateral, incur additional indebtedness, dispose of any property, change its jurisdictions of organization or organizational structures or types, declare or pay dividends (other than dividends payable solely in common stock), make certain investments or acquisitions, and enter into certain transactions with affiliates, in each case subject to certain customary exceptions, including exceptions that allow the Company and its subsidiaries to acquire additional compounds and to enter into licenses and similar agreements providing for the use and collaboration of the Company’s and its subsidiaries’ intellectual property provided certain conditions are met. In addition, under the Loan Agreement the Company was required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $10.0 million until mid-January 2012. The Company’s cash and cash equivalents serve as collateral for the loan.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Loan Agreement provides that events of default include failure to make payment of principal or interest on the loan when required, failure to perform certain obligations under the Loan Agreement and related documents, defaults in certain other indebtedness and certain other events including certain adverse actions taken by the Food and Drug Administration or other governmental authorities. Upon events of default, the Company’s obligations under the Loan Agreement may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, the Company’s obligations under the Loan Agreement will bear interest at a rate equal to the lesser of (a) 4% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default and (b) the maximum rate allowable under law. The Company is currently in compliance with its obligations under the Agreement.

6. Subsequent Events

On April 25, 2012, Takeda received a Complete Response Letter from the U.S. Food and Drug Administration, or FDA, regarding the New Drug Application re-submissions for alogliptin and fixed-dose combination alogliptin and pioglitazone. The FDA requested additional data which Takeda believes it can supply to the agency from ongoing clinical trials, as well as post-marketing data from outside the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q includes forward-looking statements. All statements other than statements of historical facts are forward-looking statements, including any projections of milestones, royalties or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning research and development, clinical development timelines, proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes”, “might”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential” or “continue”, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Form 10-Q are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our Portfolio

We have two Phase III-ready development products, with exclusive license rights to both products: MuDelta and JNJ-Q2. In addition we have one compound in Phase III development with a collaborator, Trelagliptin (SYR-472), and two compounds that are commercialized by collaborators, for which we are eligible to receive regulatory milestone payments plus worldwide sales-based royalty and sales-based milestone payments. These compounds, Nesina® and Priligy®, are currently marketed outside of the United States, and we have no further development obligations for any of these three compounds.

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

MuDelta is a novel, orally active, Phase III-ready investigational agent with combined mu opioid receptor agonist and delta opioid receptor antagonist activity. The compound’s dual opioid activity is designed to treat diarrhea and pain symptoms of IBS-d, without causing the constipating side effects that occur with mu opioid agonists. MuDelta acts locally in the gut and has very low oral bioavailability, thus limiting the potential for systemic side effects, such as sedation. In January 2011, the U.S. Food and Drug Administration, or FDA, granted Fast Track designation to the MuDelta IBS-d program. Fast Track is a process for facilitating the development and expediting the review of drugs to treat serious diseases and fill unmet medical needs, with the goal of bringing important new drugs to patients earlier. Approximately 700 subjects have been treated with MuDelta to date.

In 2011, we progressed the development of MuDelta from both a developmental and regulatory perspective. We completed a large multicenter randomized-double-blind Phase II Proof-of-Concept trial in patients with IBS-d, which demonstrated that MuDelta has a favorable efficacy and safety profile. Key findings from the Phase II Proof-of-Concept study results are summarized below:

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

Recent events: We are actively exploring various partnering and funding options to advance the Phase III development of MuDelta. We are conducting manufacturing, clinical site selection, and other study start-up activities, with the goal of commencing Phase III dosing in the second quarter of 2012. We have submitted our Phase III protocols to the FDA for review and we are simultaneously in discussions with the European regulatory authorities to determine the feasibility of a global Phase III strategy. In May 2012, we will be presenting new data from our Phase II MuDelta study at a late-breaking plenary session at the Digestive Diseases Week Meetings. The presentation is entitled “MuDelta Treatment Improves Bowel Movement Frequency and Urgency Episodes in Patients with Diarrhea-Predominant Irritable Bowel Syndrome.”

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

JNJ-Q2 is a novel broad-spectrum fluoroquinolone antibiotic with a low propensity to develop drug-resistance in vitro. It has potent activity against two important drug resistant pathogens: MRSA and drug-resistant Streptococcus pneumonia. In addition, it is highly active against other common and difficult to treat bacteria, including those that are gram-positive, atypical and anaerobic, as well as some gram negative bacteria. JNJ-Q2 is also active against resistant pathogens that might be used in bioterrorism and also, in drug-resistant gonorrhea. This broad bactericidal spectrum gives JNJ-Q2 an advantage over many other antibiotics, which do not reliably treat polymicrobial infections (i.e., wound infections containing multiple bacterial species) or such a wide variety of respiratory pathogens. The product has been in development for both skin infections and pneumonia, with the lead indication being ABSSSI. JNJ-Q2 can be dosed both intravenously and orally, which differentiates it from many other MRSA treatments which are available for IV use only.

JNJ-Q2 is Phase III-ready for two indications: ABSSSI and CABP. We have obtained positive results for a Phase II study in ABSSSI that were published in Antimicrobial Agents and Chemotherapy (2011) 55:5790–5797, and the product has what we believe is a clear regulatory path to support global Phase III development in ABSSSI. We have also obtained favorable qualitative results for a small Phase II double blind randomized study in hospitalized patients with CABP who received IV to oral switch therapy.

In 2011, we acquired full exclusive license rights to develop and commercialize JNJ-Q2 under our existing development and license agreement with Janssen. We acquired rights to JNJ-Q2 as a result of Janssen’s decision not to exercise its option under the agreement which gave Janssen the opportunity to continue development of JNJ-Q2. This decision was related to Janssen’s April 2011 announcement that it will be directing its research and development investments toward antivirals and vaccines and would not be investing in new antibacterial therapies. Based on our existing agreement, Janssen may receive up to $50.0 million in regulatory milestone payments, and if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

Recent events: We are continuing to seek to partner or out-license JNJ-Q2, with minimal expenditures forecasted in 2012. We believe this drug has the potential to be a valuable broad-spectrum therapy for serious skin and lung infections.

Marketed Products

Nesina (alogliptin) and Trelagliptin for Type II diabetes

Globally, as of 2010, it is estimated that there are 285 million people with diabetes. Type-2 diabetes comprises about 85%-95% of the total cases of diabetes. Worldwide sales of anti-diabetic treatments in 2010 were $34.4 billion.

Nesina, which is marketed by Takeda Pharmaceuticals Company Limited, or Takeda, is the trade name for alogliptin, a member of a relatively new class of drugs for the oral treatment of Type-2 diabetes. Nesina is a highly selective dipeptidyl peptidase-4, or DPP-4, inhibitor that slows the inactivation of hormones known as incretins, which play a major role in regulating blood sugar levels and might improve pancreatic function. Alogliptin has been studied in 12 Phase III trials including more than 8,000 patients. Pivotal trials demonstrated that Nesina was well-tolerated when given as a single daily dose and it significantly improved glycemic control in Type-2 diabetes patients without raising the incidence of hypoglycemia. Additionally, Nesina has been shown to enhance glycemic control when used in combination with other commonly prescribed diabetes drugs. Nesina is approved for combination use in Japan with a variety of other diabetes drugs including glucosidase inhibitors, sulfonylureas, biguanides, and Actos® (pioglitazone), and is also marketed as a fixed-dose combination with Actos, known as Liovel®. Takeda is conducting a cardiovascular outcomes study known as the “EXAMINE” trial to support registration of Nesina in the U.S., and they plan to file for European marketing authorization of Nesina in 2012.

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

Recent events: Royalty revenues increased 37% for Nesina in Japan from the prior quarter. On April 25, 2012, Takeda received a Complete Response Letter from the FDA regarding the New Drug Application re-submissions for alogliptin and fixed-dose combination alogliptin and pioglitazone. The FDA requested additional data which Takeda believes it can supply to the agency from ongoing clinical trials, as well as post-marketing data from outside the United States. Takeda will immediately request a meeting with the FDA and will continue to work closely with them to determine the next appropriate steps. Takeda has indicated that it will share material information about next steps when it is possible to do so.

Trelagliptin (Phase III, SYR-472) is part of the DPP-4 inhibitor portfolio that Takeda purchased from PPD and Syrrx in 2005. Trelagliptin has the same mechanism of action as alogliptin. However, in contrast to alogliptin, which is a once-daily oral therapy, Trelagliptin is a once weekly oral agent. Takeda completed two Phase II studies in early 2008, the primary endpoint of which was HbA (1C) at 12 weeks. In September 2011, Takeda commenced Phase III clinical trials for Trelagliptin in Japan, for treatment of Type-2 diabetes. This is a 52-week open-label study is currently recruiting approximately 600 subjects who are not well-controlled on diet and exercise or another oral anti-diabetic drug for a 52 week, open-label study in Japan. The study is estimated to complete in the second half of 2013. Currently, all available DPP-4 inhibitors are dosed once-daily. A once-weekly treatment, such as Trelagliptin, would provide patients with a convenient therapeutic alternative, and has the potential to improve treatment compliance. If Trelagliptin is approved, then we would be eligible to receive sales-based royalty payments at the same rates as for Nesina. Under our agreement with Takeda, we would be entitled to receive regulatory and sales-based milestone payments for Trelagliptin or Nesina, whichever compound achieves the milestone(s) first.

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

We are enthusiastic about the potential for Priligy ex-U.S.; however, we cannot assure that the drug will be approved in the United States. We are actively evaluating and pursuing the possibility of restructuring the existing agreement with Alza Corporation, or Alza, for Priligy, with the possibility of involving another collaborative partner. Any transaction might require that the Company negotiate additional out-licenses or collaborations, and could result in additional expense to us.

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

Recent events: In January 2012, the European Commission endorsed the positive opinion adopted by the Committee for Human Medicinal Products for Priligy (dapoxetine) 30 mg and 60 mg doses. National approvals are currently being obtained in the 20 European Union Member States where the drug has not yet been approved (including the United Kingdom and France), as well as in Norway and Iceland. Janssen recently completed their Efficacy and Safety Study of Dapoxetine in Men With Premature Ejaculation and Concomitant Erectile Dysfunction Treated With a Phosphodiesterase-5 Inhibitor, however, the results have not yet been released.

Results of Operations

The Company’s business consists solely of compound development and collaborative activities. Accordingly, the Company operates in one reportable business segment. Historically, our revenues consisted primarily of milestone and royalty payments from collaborators. For the three-month period ended March 31, 2012, our revenue consisted of $2.6 million royalty revenue from the sale of Nesina/Liovel and Priligy by our collaborators, Takeda and Alza, respectively.

We incurred research and development expenses of $9.4 million for the three-month period ended March 31, 2012. Our research and development expenses include Phase II completion costs incurred for our clinical-stage drug candidates, including the statin, PPD-10558, and the two compounds in-licensed from Janssen, in addition to costs for Phase III expenses associated with the continued development of MuDelta. We expect our level of research and development expenditures related to Phase II studies to be minimal over the next quarter. However, we anticipate making a $1.0 million development milestone payment to Ranbaxy in the second quarter of 2012 in connection with the completion of the Phase II final study report for PPD-10558. We are actively exploring various partnering and funding options to advance the Phase III development of MuDelta. If we are successful in partnering MuDelta, we currently expect Phase III costs associated with its continued development to be between $22.0 million and $27.0 million for the remainder of the year. These expenses include contract research organization services provided by PPD, non-clinical testing and clinical trial material manufacturing provided by third parties, and the direct cost of our personnel managing the programs and payments to third parties. All research and development expenses for our drug candidates and external collaborations are expensed as incurred.

For the three-month period ended March 31, 2012, we reported a net loss of $9.8 million. We expect to continue to incur net losses until revenues from all sources reach a level sufficient to support our ongoing operations.

Our business is subject to various risks and uncertainties. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for information on these risks and uncertainties.

Basis of Accounting

We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, and they include the accounts of Furiex Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2012

The following table sets forth amounts from our consolidated financial statements for the three months ended March 31, 2011 compared to the three months ended March 31, 2012.

	Three Months Ended March 31,
(in thousands)	2011	2012
Revenue:
Milestones	$—	$—
Royalties	361	2,645

Total revenue	361	2,645

Research and development expenses	12,877	9,368
Selling, general and administrative expenses	1,821	2,733
Depreciation and amortization	22	21

Total operating expenses	14,720	12,122

Operating loss	(14,359)	(9,477)
Interest expense	—	275
Other income, net	—	—

Loss before provision for income taxes	(14,359)	(9,752)
Provision for income taxes	6	6

Net loss	$(14,365)	$(9,758)

Revenue. Total revenue increased $2.2 million to $2.6 million in the first quarter of 2012 from the first quarter of 2011. This increase was due to an increase in royalty revenue related to the sale of Nesina and Liovel in Japan and sales of Priligy in various countries outside the United States.

Expenses. Research and development, or R&D, expenses decreased $3.5 million to $9.4 million in the first quarter of 2012 from the first quarter of 2011. The decrease in R&D expense was due predominantly to the substantial completion of the Phase II trials for our clinical-stage drug candidates, JNJ-Q2 and MuDelta, during the fourth quarter of 2011, partially offset by increased spending for Phase III costs associated with the continued development of MuDelta in the first quarter of 2012. In addition, in December 2011, we announced top-line results from the Phase II trial of PPD-10558. Based on these results, we have discontinued further spending on the PPD-10558 program and plan to terminate the license agreement with Ranbaxy Laboratories, Ltd., or Ranbaxy, in accordance with the terms of the agreement. We anticipate making a $1.0 million development milestone payment to Ranbaxy in the second quarter of 2012 in connection with the completion of the Phase II final study report.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the three months ended March 31, 2011 compared to the three months ended March 31, 2012.

	Three Months Ended March 31,
(in thousands)	2011	2012	$ Inc (Dec)
R&D expense by project:
MuDelta	$6,046	$8,014	$1,968
JNJ-Q2	2,732	325	(2,407)
PPD-10558	3,690	323	(3,367)
Other R&D expense	409	706	297

Total R&D expense	$12,877	$9,368	$(3,509)

R&D expenses may fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. In 2011, we acquired the rights to the JNJ-Q2 and MuDelta compounds as a result of Janssen’s decision not to exercise its option under the collaborative agreements for those compounds. We are continuing to seek to partner or out-license JNJ-Q2, with minimal expenditures forecasted in 2012. We are actively exploring various partnering and funding options to advance the Phase III development of MuDelta. For MuDelta, we are conducting manufacturing, clinical site selection, and other study start-up activities, with the goal of commencing Phase III dosing in the second quarter of 2012. If we are successful in partnering MuDelta, we currently expect Phase III costs associated with its continued development to be between $22.0 million and $27.0 million for the remainder of the year.

Selling, general and administrative, or SG&A expenses, increased $0.9 million to $2.7 million in the first quarter of 2012 from the first quarter of 2011. The increase in SG&A expenses was due predominantly to increases in costs associated with stock compensation expense of $0.8 million.

Income Taxes. During 2011 and 2012, we did not record a tax benefit related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. We anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability. For the three-month period ended March 31, 2012, we recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes.

Results of Operations. Net loss of $9.8 million in the first quarter of 2012 represents a $4.6 million decrease from net loss of $14.4 million in the first quarter of 2011. This decrease in our net loss resulted primarily from the $2.2 million increase in revenue and the $3.5 million decrease in R&D expenses, partially offset by an increase in SG&A expenses of $0.9 million, as described above.

Liquidity and Capital Resources

As of March 31, 2012, we had $31.6 million of cash and cash equivalents. The primary source of our cash is the $100.0 million PPD provided us upon the spin-off on June 14, 2010, $13.1 million of cash received related to milestone and royalty revenues since the spin-off and cash from the issuance of debt. On August 18, 2011, we entered into a Loan and Security Agreement with MidCap Funding III, LLC and Silicon Valley Bank. The loan agreement was structured in two tranches. The first tranche in the amount of $10.0 million was drawn upon closing of the transaction. The second tranche of $5.0 million would only have become available to us if a pre-defined financing event occurred prior to March 31, 2012. As this event did not occur prior to March 31, 2012, we did not close on the second tranche and this $5.0 million amount is no longer available to us under the Agreement. We expect that these sources of cash should fund our operations and working capital requirements for the next 12 months, based on current operating plans. In addition to the PPD cash contribution and borrowings under the loan agreement, we expect to receive future milestone and royalty payments from our existing collaborations that would provide additional support for our operations and working capital requirements.

The timing and amount of any future expenses, trial completion dates and revenues related to our compounds are subject to significant uncertainty. We do not know if we will be successful in developing any of our drug candidates. The timing and amount of our research and development expenses will depend upon the costs associated with the present and potential future clinical trials and non-clinical studies of our drug candidates, any related expansion of our research and development organization, regulatory requirements and manufacturing costs. There are numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of events arising during clinical development. For example, if the FDA or another regulatory authority were to require us or one of our collaborators to conduct clinical trials beyond those we currently anticipate to complete clinical development of a drug candidate, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. The timing and amount of revenues, if any, are dependent upon the success of the clinical trials as well as the commercial success of these products in the marketplace, all of which are subject to a variety of risks and uncertainties.

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

For the three-month period ended March 31, 2012, our operating activities used $12.0 million in cash compared to $14.1 million used for the same period in 2011. The decrease in net cash used in operating activities of $2.1 million was due primarily to a decrease in research and development expenditures of $3.5 million.

For the three-month period ended March 31, 2012, our investing activities provided approximately $10.0 million in cash related to the sale of short-term investments. There were no investing activities for the three-month period ended March 31, 2011.

There were no financing activities for the three-month periods ended March 31, 2012 or March 31, 2011.

As of March 31, 2012, we had three collaborations that involve potential future expenditures. The first is our collaboration with Alza for Priligy. In connection with this collaboration, we have an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800.0 million. We are not obligated to pay any ongoing costs of development for this compound. We are enthusiastic about the potential for Priligy ex-U.S.; however, we cannot assure that the drug will be approved in the United States. We are actively evaluating and pursuing the possibility of restructuring the existing agreement with Alza for Priligy, with the possibility of involving another collaborative partner. Any transaction might require that the Company negotiate additional out-licenses or collaborations, and could result in additional expense to us.

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

We are actively exploring various partnering and funding options to advance the Phase III development of MuDelta. If we are successful in partnering MuDelta, we currently expect Phase III costs associated with its continued development to be between $22.0 million and $27.0 million for the remainder of the year.

The third collaboration involving future expenditures is with Ranbaxy for a statin compound, PPD-10558. In December 2011, we announced top-line results from the Phase II trial of PPD-10558. Based on these results, we have discontinued further spending on the PPD-10558 program and plan to terminate our license agreement with Ranbaxy in accordance with the terms of the agreement. We anticipate making a $1.0 million development milestone payment to Ranbaxy in the second quarter of 2012 in connection with the completion of the Phase II final study report.

If required, we might seek funds from new collaborators or from issuances of equity or debt securities or from other sources. While we believe we will have adequate sources of liquidity to fund our operations for at least 12 months, our sources of liquidity over that time period could be affected by among other things: risks and costs related to our development efforts, regulatory approval and commercialization of our product candidates; changes in regulatory compliance requirements; reliance on existing collaborators and the potential need to enter into additional collaborative arrangements; personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Obligations

There have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Critical Accounting Policies and the Use of Estimates

There have been no significant changes to our critical accounting policies or the use of estimates described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued an update to the accounting standard that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit’s fair value is, more likely than not, greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to proceed directly to the quantitative assessment. This guidance is effective for interim and annual reporting periods beginning January 1, 2012. The adoption of this standard on January 1, 2012 did not have a material impact on our consolidated financial statements. We are considering using the optional qualitative assessment in connection with our annual impairment test to be performed in the fourth quarter of 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Under our current investment policies, we invest our cash and cash equivalents in money market funds which invest in short-term U.S. Treasury securities with insignificant rates of return. Due to the short-term nature of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our cash and cash equivalents.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL)

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

Date: May 7, 2012