Form 10-Q
period 2012-06-30
Furiex Pharmaceuticals, Inc.
filed 2012-08-07
CIK 1484478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,015,297 shares of common stock, par value $0.001 per share, as of July 31, 2012.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue:
Milestones	$—	$10,000	$—	$10,000
Royalties	872	3,075	1,233	5,720

Total revenue	872	13,075	1,233	15,720

Research and development expenses	13,222	30,753	26,099	40,121
Selling, general and administrative expenses	2,503	2,790	4,324	5,523
Depreciation and amortization	23	21	45	42

Total operating expenses	15,748	33,564	30,468	45,686

Operating loss	(14,876)	(20,489)	(29,235)	(29,966)
Interest expense	—	274	—	549
Other income, net	—	—	—	—

Loss before provision for income taxes	(14,876)	(20,763)	(29,235)	(30,515)
Provision for income taxes	6	6	12	12

Net loss	$(14,882)	$(20,769)	$(29,247)	$(30,527)

Net loss per basic and diluted share	$(1.51)	$(2.09)	$(2.96)	$(3.07)

Weighted-average shares used to compute net loss per basic and diluted share	9,881	9,957	9,881	9,953

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2011	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$33,628	$26,521
Short-term investments	10,000	—
Accounts receivable, net	1,985	3,075
Prepaid expenses	214	108

Total current assets	45,827	29,704
Property and equipment, net	181	149
Goodwill	49,116	49,116

Total assets	$95,124	$78,969

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$147	$415
Accrued expenses	10,422	20,946
Current portion of long-term debt	1,351	2,973

Total current liabilities	11,920	24,334
Long-term debt, net	8,649	7,027
Other long-term liabilities	232	274

Total liabilities	20,801	31,635

Commitments and contingencies (Note 4)
Common stock, $0.001 par value, 40,000,000 shares authorized; 9,949,422 and 10,015,297 shares issued and outstanding, respectively	10	10
Preferred stock, $0.001 par value, 10,000,000 shares authorized; No shares issued or outstanding	—	—
Paid-in capital	158,438	161,976
Accumulated deficit	(84,125)	(114,652)

Total shareholders’ equity	74,323	47,334

Total liabilities and shareholders’ equity	$95,124	$78,969

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock
	Shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance at December 31, 2011	9,949	$10	$158,438	$(84,125)	$74,323
Exercise of common stock options	66	—	600	—	600
Stock compensation expense	—	—	2,938	—	2,938
Net loss	—	—	—	(30,527)	(30,527)

Balance at June 30, 2012	10,015	$10	$161,976	$(114,652)	$47,334

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities:
Net loss	$(29,247)	$(30,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	42
Stock compensation expense	2,262	2,938
Changes in operating assets and liabilities:
Accounts receivable, net	(613)	(1,090)
Prepaid expenses and other current assets	687	106
Accounts payable	15	322
Accrued expenses	502	10,524
Other long-term liabilities	12	42

Net cash used in operating activities	(26,337)	(17,643)

Cash flows from investing activities:
Purchases of property and equipment	(6)	(64)
Proceeds from sale of short-term investments	—	10,000

Net cash (used in) provided by investing activities	(6)	9,936

Cash flows from financing activities:
Proceeds from issuance of common stock	—	600

Net cash provided by financing activities	—	600

Net decrease in cash and cash equivalents	(26,343)	(7,107)
Cash and cash equivalents, beginning of the period	82,030	33,628

Cash and cash equivalents, end of the period	$55,687	$26,521

Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$521

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

Furiex is a drug development company that continues the compound partnering business started by PPD in 1998. The goal of compound partnering is to in-license compounds from, or form strategic alliances with, pharmaceutical and biotechnology companies to share the risks and rewards of developing therapeutics. The Company’s operations are headquartered in Morrisville, North Carolina.

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

The Company has incurred losses and negative cash flows from operations since the spin-off. Based on current forecasts, the Company believes it has sufficient liquidity to continue its planned operations for the next 12 months. The Company’s long-term liquidity needs will largely be determined by the success of its products already being commercialized by collaborators, key development and regulatory events that might impact the Company’s ability to out-license its development compounds, and expenses associated with research and development efforts. Depending upon the success and timing of receipt of various milestone payments and royalties it might be necessary to do one or more of the following in the future: (a) raise additional capital through equity or debt financings or from other sources; (b) reduce spending on research and development; and (c) restructure the Company’s operations. The Company currently receives on-going revenue from royalties on sales of Nesina ® and Priligy ®. The Company will continue to incur operating losses unless revenues from all sources reach a level sufficient to support its on-going operations.

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

Earnings Per Share

The Company calculates net loss per basic and diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The calculation of net loss per diluted share is the same as net loss per basic share since the inclusion of any potentially dilutive securities would be anti-dilutive for the three and six-month periods ended June 30, 2011 and 2012. All potentially dilutive securities relate to stock options issued as part of the Company’s share-based compensation plan after the spin-off from PPD. Potentially dilutive securities totaling approximately 1,142,000 and 1,643,000 options for the three and six-month periods ended June 30, 2011 and 2012, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Comprehensive Income (Loss)

There are no items of comprehensive loss other than net loss for any periods presented.

Revenue Recognition

The Company generates revenue in the form of upfront payments, development and regulatory milestone payments, royalties and sales-based milestone payments in connection with the out-licensing of compounds. The receipt of future milestone payments and royalties will depend on the success of the Company’s compound development and the Company’s collaborators’ success in developing and commercializing compounds. Upfront payments are generally paid within a short period of time following the execution of an out-license or collaboration agreement. Development and regulatory milestone payments are typically one-time payments to the Company triggered by the collaborator’s achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission approval. Royalties are payments received by the Company based on net product sales of a collaborator. Sales-based milestone payments are typically one-time payments to the Company triggered when aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. The Company recognizes upfront payments, development and regulatory milestone payments, royalty payments and sales-based milestone payments from its collaborators when the event that triggers the obligation of payment has occurred, there is no further obligation on the Company’s part in connection with the payment and collection is reasonably assured.

Concentration of Credit Risk

The Company’s collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Two collaborators accounted for all of the Company’s revenue for the three and six-month periods ended June 30, 2011 and 2012. The June 30, 2012 balance of accounts receivable relates entirely to royalty receivables related to Nesina and Priligy based on net product sales by the Company’s collaborators. Based on its assessment of collection risks, the Company did not record a provision for doubtful accounts as of June 30, 2012.

Research and Development Expenses

Research and development costs consist primarily of costs associated with pre-clinical studies, non-clinical studies and the clinical trials of the Company’s product candidates, development materials, patent costs, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work and consulting services. Research and development costs include clinical research services provided by PPD and other service providers, pre-clinical testing, non-clinical testing and clinical drug manufacturing provided by third parties, the direct cost of the Company’s personnel managing the programs and upfront and milestone payments to the Company’s collaborators. The Company charges research and development costs to operations as incurred and discloses them in the consolidated statements of operations.

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

For each of the three and six-month periods ended June 30, 2011 and 2012, the Company recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes. The amount reflected in the statements of operations for the three and six-month periods ended June 30, 2011 and 2012 is the tax effect of the tax amortization of this item. Because the associated deferred tax liability relates to an indefinite-lived intangible, the Company does not consider this item in computing the valuation allowance related to the Company’s net deferred tax assets. As of June 30, 2012, the deferred tax liability associated with this intangible asset, reflected in other long-term liabilities within the consolidated balance sheets, was approximately $0.2 million.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Short-Term Investments

Short-term investments consisted of restricted cash accounts that were subject to contractual withdrawal restrictions and penalties. As described in Note 5, under the Loan and Security Agreement with MidCap Funding III, LLC and Silicon Valley Bank, the Company was required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $10.0 million until mid-January 2012. The Company’s short-term investments represented cash accounts and money market funds that held short-term U.S. Treasury securities.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these items. The Company considers all cash on deposit and money market accounts with original maturities of three months or less at time of purchase to be cash and cash equivalents. The Company’s cash and cash equivalents and short-term investments represent cash accounts and money market funds that invest in short-term U.S. Treasury securities with insignificant rates of return and are considered Level 1 investments. Level 1 investments are investments where there are quoted prices in active markets available for identical assets or liabilities.

The fair value of long-term debt approximates its carrying value because there have been no significant changes in interest rates or the creditworthiness of the Company after the debt was issued in August 2011.

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

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fair value of goodwill could be materially impacted by future adverse changes such as future declines in operating results, a decline in the valuation of pharmaceutical and biotechnology company stocks, including the valuation of the Company’s own common stock, a slowdown in the worldwide economy or the pharmaceutical and biotechnology industry, failure to meet the performance projections included in forecasted operating results, or the delay or abandonment of any research and development programs.

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

During the three and six-month periods ended June 30, 2012, the Company granted 70,000 and 198,000 stock options to employees and directors with a weighted-average exercise price per share of $18.22 and $17.95, respectively. During the three and six-month periods ended June 30, 2011, the Company granted 304,712 stock options to employees and directors with a weighted-average exercise price per share of $14.83. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the most recent NASDAQ closing price of the Company’s stock on the date of grant.

The weighted-average grant date fair value per share was determined using the Black-Scholes option-pricing method. The weighted-average grant date fair value per share and aggregate fair value of options granted to employees and directors during the three and six-month periods ended June 30, 2012 was $10.77 and $0.8 million, and $10.84 and $2.1 million, respectively. The weighted-average grant date fair value per share and aggregate fair value of options granted to employees and directors during the three and six-month periods ended June 30, 2011 was $8.90 and $2.7 million, respectively.

Expected option lives are based on the simplified method, and volatilities used in fair valuation calculations are based on a benchmark of peer companies with similar expected lives. The Company recognizes the related expense on a straight-line basis over the vesting period. Share-based compensation expense recognized for Company employees, directors, and consultants under the Plan included in the statement of operations for the three and six-month periods ended June 30, 2012 was approximately $1.3 million and $2.9 million, respectively. Share-based compensation expense recognized for Company employees, directors, and consultants under the Plan included in the statement of operations for the three and six-month periods ended June 30, 2011 was approximately $1.6 million and $2.3 million, respectively. The amount of stock compensation expense related to consultant option grants, classified in selling, general and administrative expenses within the statements of operations, is adjusted to fair value at the end of each financial reporting period using the Black-Scholes option-pricing method until such options vest.

As of June 30, 2012, the Company had options outstanding to purchase an aggregate of approximately 1,643,000 shares of its common stock.

4. Commitments and Contingencies

The Company is involved in compound development and commercialization collaborations. The Company developed a risk-sharing research and development model with pharmaceutical and biotechnology companies to advance compounds to commercialization. Through collaborative arrangements based on this model, the Company works with its collaborators by sharing the risks and potential rewards associated with the development and commercialization of drugs with its collaborators. As of June 30, 2012, the Company’s four main collaborations were with Janssen Pharmaceutica, NV, or Janssen (an affiliate of Johnson & Johnson), related to the JNJ-Q2 and MuDelta compounds and the product Priligy; Alza Corporation, or Alza, related to the product Priligy; Berlin-Chemie AG (Menarini Group), or Menarini, related to the product Priligy; and Takeda Pharmaceuticals Company Limited, or Takeda, related to the product Nesina.

As of June 30, 2012, the Company had two collaborations that involve potential future expenditures. The first is its collaboration with Alza and Janssen for Priligy. The Company acquired Priligy from Eli Lilly and Company, or Lilly, subsequently out-licensed it to Alza, and it is currently being marketed by Alza’s affiliate Janssen. The Company is obligated to pay Lilly a royalty of 5% on annual sales in excess of $800.0 million.

On May 14, 2012, the Company and its wholly-owned subsidiary Genupro, Inc. entered into a license and asset transfer agreement with Alza and Janssen, whereby Alza and Janssen will transfer to the Company worldwide rights for Priligy. To facilitate a uniform transition, Janssen will continue to manufacture and manage certain clinical and regulatory activities with respect to Priligy for a pre-defined period after the closing date of the agreement. The Company will be obligated to pay Janssen for transition services provided to the Company in the amount of $15.0 million. In addition, the Company will be obligated to pay Janssen up to $19.0 million in potential on-going clinical study costs and up to $1.0 million for reasonable out of pocket expenses over the transition period. The Company must also pay Janssen fees related to Priligy sales

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and distribution activities that Janssen will perform for the Company during the transition period pursuant to a sales services agreement to be negotiated and executed prior to the effectiveness of the license and asset transfer agreement. The Company believes the transition period will be nine to 12 months. Priligy will continue to be made available to patients under the sales service agreement until the marketing authorizations are transferred, at which time commercialization of the product will transition to the Company or its licensee. The term of the license and asset transfer agreement will expire on the latest of the completion of the transition of the product rights to the Company, the expiration of its last payment obligation to Janssen, or the expiration of the last-to-expire ancillary agreement.

The Company’s collaboration with Alza and Janssen for Priligy that involve potential future expenditures is associated with an out-license agreement under which the Company may receive potential future payments. On May 14, 2012, the Company’s wholly-owned subsidiary Genupro, Inc. entered into a license agreement with Menarini by which the Company will license to Menarini exclusive rights to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. The Company will retain full development and commercialization rights in the United States, Japan and Canada. Menarini will assume responsibility for commercialization activities in the licensed territories and will fund the on-going clinical studies being performed by Janssen. Under the terms of the license agreement with Menarini, the Company will be eligible to receive $15.0 million in upfront payments, up to $19.0 million to fund potential on-going clinical study costs, up to $20.0 million in regulatory and launch-based milestones, up to $40.0 million in sales-based milestones, and tiered royalties on product sales ranging from the mid-teens to mid-twenties in percentage terms. The term of the license agreement (and the period during which Menarini must pay the Company royalties in a particular country for a particular product) will end, on a country-by-country basis, upon the latest of (i) the expiration of a valid relevant patent claim in that country, (ii) the expiration of marketing and data exclusivity, and (iii) the approval of a product in that country containing dapoxetine for use, on an as needed basis, for premature ejaculation.

The license and asset transfer agreement with Alza and Janssen, and the license agreement with Menarini related to the product Priligy, are subject to various closing conditions, including negotiation and execution of ancillary agreements. As described in Note 6, these transactions became effective on July 30, 2012.

The second collaboration involving future expenditures is associated with the two compounds in-licensed from Janssen: JNJ-Q2 and MuDelta. On April 18, 2011, Janssen announced that in connection with a broad strategic review of its portfolio of infectious disease programs, it will be redirecting its research and development efforts toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen elected not to exercise its option to continue the development of the JNJ-Q2 compound. On April 19, 2011, the Company announced it had acquired full exclusive license rights to develop and commercialize the JNJ-Q2 compound under its existing development and license agreement with Janssen. On November 1, 2011, the Company announced it had acquired full exclusive license rights to develop and commercialize the MuDelta compound under its existing development and license agreement with Janssen. The Company acquired these rights as a result of Janssen’s decision not to exercise its option under the agreement to continue development of MuDelta.

The Company plans to continue evaluating other partnering and funding opportunities for both the JNJ-Q2 and MuDelta compounds. The Company may be obligated to pay Janssen: up to $50.0 million in regulatory milestone payments for the JNJ-Q2 compound; up to $45.0 million in regulatory milestone payments for the MuDelta compound; and, if approved for marketing, for both the JNJ-Q2 and MuDelta compounds, individually, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity. During the second quarter of 2012, the Company accrued $5.0 million for a regulatory milestone payment due to Janssen related to the dosing of the fifth patient in the on-going Phase III trial for MuDelta.

During the second quarter of 2012, the Company terminated its exclusive license agreement with Ranbaxy Laboratories, Ltd., or Ranbaxy, for rights related to a statin compound, PPD-10558. In December 2011, the Company announced preliminary results from the Phase II trial of PPD-10558. Based on these results, the Company discontinued further development for the PPD-10558 program. The Company made a $1.0 million development milestone payment to Ranbaxy in the second quarter of 2012 in connection with the completion of the Phase II final study report, in accordance with the terms of the December 2006 agreement.

5. Long-Term Debt

On August 18, 2011, the Company and its subsidiaries entered into a Loan and Security Agreement (the “Agreement”) with MidCap Funding III, LLC and Silicon Valley Bank, or collectively, the Lenders. The Agreement was divided into two separate tranches. The first tranche of $10.0 million closed on August 18, 2011. The second tranche of $5.0 million would only have become available to the Company if a pre-defined financing event occurred prior to March 31, 2012. As this event did not occur prior to March 31, 2012, the Company did not close on the second tranche and this $5.0 million amount is no longer available to the Company under the Agreement.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

A final payment fee is due to the Lenders in an amount equal to 2.5% of the loan commitments, payable at the maturity date or earlier prepayment of the loans. The Company may prepay the outstanding tranche subject to a prepayment fee of between one and four percent of the amount borrowed, depending on the time of the prepayment. The amount of interest expense related to the Agreement included in the statement of operations for the three and six-month periods ended June 30, 2012 was $0.3 million and $0.5 million, respectively. Included in these amounts is the ratable accrual over the term of the loan of the final payment fee, payable upon the maturity date, which is presented in other long-term liabilities within the consolidated balance sheets.

Under the Agreement, the Company and its subsidiaries are subject to affirmative covenants, including the obligations to maintain good standing, provide certain notices to the Lenders, deliver financial statements to the Lenders, maintain insurance, discharge all taxes, protect intellectual property and protect collateral. The Company and its subsidiaries are also subject to negative covenants, including that each may not enter into a merger or consolidation or certain change of control events, incur liens on the collateral, incur additional indebtedness, dispose of any property, change its jurisdictions of organization or organizational structures or types, declare or pay dividends (other than dividends payable solely in common stock), make certain investments or acquisitions, and enter into certain transactions with affiliates, in each case subject to certain customary exceptions, including exceptions that allow the Company and its subsidiaries to acquire additional compounds and to enter into licenses and similar agreements providing for the use and collaboration of the Company’s and its subsidiaries’ intellectual property provided certain conditions are met. In addition, under the Agreement the Company was required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $10.0 million until mid-January 2012. The Company’s assets serve as collateral for the loan.

The Agreement provides that events of default include failure to make payment of principal or interest on the loan when required, failure to perform certain obligations under the Agreement and related documents, defaults in certain other indebtedness and certain other events including certain adverse actions taken by the U.S. Food and Drug Administration or other governmental authorities. Upon events of default, the Company’s obligations under the Agreement may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, the Company’s obligations under the Agreement will bear interest at a rate equal to the lesser of (a) 4% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default and (b) the maximum rate allowable under law. The Company is currently in compliance with its obligations under the Agreement. See Note 6 for further detail regarding the Agreement.

6. Subsequent Events

As described in Note 4, in May 2012, the Company entered into a license and asset transfer agreement whereby Alza and Janssen will transfer worldwide Priligy rights to the Company. In May 2012 the Company also entered into a license agreement with Menarini to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. The license and asset transfer agreement with Alza and Janssen and the license agreement with Menarini were subject to various closing conditions, including negotiation and execution of ancillary agreements. These remaining contracts were completed and this transaction became effective on July 30, 2012. Under the license agreement with Menarini, the Company is entitled to receive a $15.0 million upfront payment within 30 days of closing and $10.0 million of regulatory milestone payments within 15 business days of closing, and is eligible to receive up to $10.0 million in launch milestones and up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms. The Company will be obligated to pay $15.0 million to Janssen for transition services, with $7.5 million due within 45 days of closing, and $3.75 million due within 10 business days of the beginning of the following two successive calendar quarters.

On August 2, 2012, the Company and its subsidiaries entered into a new loan agreement with MidCap Funding III, LLC and Silicon Valley Bank. This new agreement was for an additional $30.0 million. This new agreement amends the prior Agreement for $10.0 million, described in Note 5, by resetting the maturity date to August 1, 2016 for a total amount of $40.0 million. This new agreement bears interest at a fixed rate of 10.00%, subject to adjustment under specified conditions, and is due August 1, 2016. Interest accrues daily and is payable on the first day of the following month, in arrears. Principal payments begin on August 1, 2013, are due the first day of each month and will be paid on a ratable monthly basis until maturity. As part of this new agreement, the Company will be required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $7.5 million through August 2, 2014; $5.0 million through August 2, 2015; and $2.5 million through the maturity date. In addition, the Company must maintain its primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of the Company’s total cash and cash equivalents balance.

On July 27, 2012, Takeda confirmed the resubmission of the New Drug Applications to the U.S. Food and Drug Administration for alogliptin and fixed-dose combination therapy alogliptin and pioglitazone. Takeda anticipates the applications will be reviewed within the next six months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q includes forward-looking statements. All statements other than statements of historical facts are forward-looking statements, including any projections of milestones, royalties or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning research and development, clinical development timelines, additional sources of financing, proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes”, “might”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential” or “continue”, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Form 10-Q are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

About Furiex Pharmaceuticals

We are a drug development collaboration company that uses innovative clinical development strategies to increase the value of partnered pharmaceutical assets and accelerate their development timelines. We collaborate with pharmaceutical and biotechnology companies to increase the value of their drug candidates by applying our novel approach to drug development, which we believe expedites research and development decision-making and can shorten drug development timelines. We share the risk with our collaborators by running and financing drug development programs up to agreed clinical milestones, and in exchange, we share the potential rewards, receiving milestone and royalty payments for successful drug candidates. This business model is designed to help feed compound pipelines and deliver therapies to improve lives.

Our company continues the compound partnering business started by Pharmaceutical Product Development, Inc., or PPD, in 1998. We became an independent publicly traded company on June 14, 2010, when PPD spun-off its compound partnering business through a tax-free, pro-rata dividend distribution of all of the shares of the Company to PPD shareholders. PPD does not have any ownership or other form of equity interest in the Company following the spin-off. The Company’s operations are headquartered in Morrisville, North Carolina. Our website address is www.furiex.com. Information on our website is not incorporated herein by reference. We make available free of charge through our website press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we electronically file with or furnish to the Securities and Exchange Commission.

Our Business Strategy

Our strategy is to in-license and develop novel early stage drug candidates that address medical conditions with a significant unmet need. We invest in innovative early stage drug candidates whose targets have scientific or clinical validation, and in disease areas that have a relatively straightforward path to regulatory approval. We leverage our extensive drug development expertise to implement efficient and high quality development programs that accelerate time to market. We progress drug candidates to key value inflection points and form strategic collaborations with commercial pharmaceutical companies in exchange for milestones and royalties. We subject each potential drug candidate we consider to a rigorous review process by our due diligence team, which has expertise in all aspects of drug development, as well as in intellectual property and commercial assessment. This approach has enabled us to build what we believe is a strong, diversified portfolio of drug candidates and commercialized products that offer value to patients, our investors and collaborators. We plan to continue to grow our business by in-licensing or acquiring promising compounds and establishing new development and commercialization partnerships.

Our Portfolio

We have exclusive license rights to one compound that is in Phase III development (MuDelta) and another (JNJ-Q2) that is Phase III-ready. We also have one compound in Phase III development, Trelagliptin (SYR-472), with a collaborator, and two products that are commercialized by collaborators, for which we are eligible to receive regulatory milestone payments plus worldwide sales-based royalty and sales-based milestone payments. These products, Nesina ® and Priligy ®, are currently marketed outside of the United States, and we have no further development obligations for any of these three compounds.

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

MuDelta is a novel, orally active, investigational agent in Phase III development, with combined mu opioid receptor agonist and delta opioid receptor antagonist activity. The compound’s dual opioid activity is designed to treat diarrhea and pain symptoms of IBS-d, without causing the constipating side effects that occur with mu opioid agonists. MuDelta acts locally in the gut and has very low oral bioavailability, thus limiting the potential for systemic side effects, such as sedation. In January 2011, the U.S. Food and Drug Administration, or FDA, granted Fast Track designation to the MuDelta IBS-d program. Fast Track is a process for facilitating the development and expediting the review of drugs to treat serious diseases and fill unmet medical needs, with the goal of bringing important new drugs to patients earlier. Approximately 700 subjects have been treated with MuDelta to date.

In 2011, we progressed the development of MuDelta from both a developmental and regulatory perspective. We completed a large multicenter randomized-double-blind Phase II Proof-of-Concept trial in patients with IBS-d, which demonstrated that MuDelta has a favorable efficacy and safety profile. Key findings from the Phase II Proof-of-Concept study results are summarized below:

The study reached statistical significance for the primary endpoint of improvement in stool consistency and abdominal pain at week four of treatment, which was developed prior to the release of the FDA’s IBS guidance in 2010, as well as secondary endpoints of adequate relief of IBS-d symptoms at weeks 4, 8, and 12. Importantly, the favorable efficacy results were supported by a post hoc responder analysis, using the composite endpoint of improvement in pain and diarrheal symptoms, consistent with the FDA 2012 final guidance: MuDelta showed statistically and clinically meaningful differences compared with placebo at both the 100 mg BID and 200 mg BID doses.

The FDA agreed at our End of Phase II Meeting, and in more recent communications, that the aforementioned endpoint is an acceptable primary endpoint for Phase III pivotal studies; we believe this provides a clear regulatory path for progressing the program. We believe that our favorable Phase II study results with this endpoint bodes well for the Phase III program.

In November 2011, we acquired full exclusive license rights to develop and commercialize MuDelta under our existing development and license agreement with Janssen Pharmaceutica, NV, or Janssen. We acquired these rights as a result of Janssen’s decision not to exercise its option under the agreement to continue development of MuDelta. Based on our existing agreement, we will continue developing and commercializing the compound and Janssen may receive up to $45.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties are to be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

Recent events: In June 2012, the FDA agreed that our Phase III protocols are acceptable as pivotal studies, and shortly after this communication, we commenced dosing patients in two parallel clinical studies. We dosed our 5th patient during the latter part of June, which triggered a $5.0 million milestone due to Janssen under the terms of our licensing and development agreement. We have had productive discussions with the European Medicines Authority, or EMA, who require different endpoints and longer study durations for IBS than the FDA. Based on these discussions, we designed our Phase III program to capture the 12-week composite endpoints of pain and diarrhea as specified in the FDA 2012 guidance on IBS, while also collecting longer term global outcomes and pain data that could support an EU registration.

Both Phase III pivotal studies will have the same overall design and efficacy endpoints. The two studies will differ in overall duration due to the need to treat and monitor safety in a sufficient number of patients to satisfy regulatory requirements. Each study will capture both the 12- week FDA endpoint as well as longer term efficacy data up for up to 30 weeks, which could be used to support a European submission. Our total target enrollment is 2,250 patients; each study will have three treatment arms, placebo, 75 mg twice a day and 100 mg twice a day, with approximately 375 patients per arm.

We are actively exploring both partnering and funding options to support the Phase III development of MuDelta, and we will share additional information if and when appropriate.

JNJ-Q2 for skin and lung infections

Community-acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI, are important public-health concerns due to increasing drug resistance of established antibiotics to causative pathogens. Due to the emerging resistance to established antibiotics, there is a large unmet need for antibiotics such as JNJ-Q2, that cover a broad range of pathogens, including resistant Staphylococcus (“Staph”) and Streptococcus (“Strep”), and that have the potential for both intravenous and oral use. Bacterial infections are a major cause of morbidity and mortality. More than 14 million ambulatory physician visits each year are related to skin and soft-tissue infections, and approximately 94,000 Americans developed serious MRSA (methicillin resistant Staphylococcus “Staph” aureus) infections in 2005, according to a study published in the Journal of the American Medical Association. Global microbiological surveillance suggests that approximately 40% of Staph infections in the U.S., Latin America and Asia Pacific are MRSA. According to Global Data, the global MRSA market was valued at $900 million in 2010 and is projected to exceed $1.0 billion by 2017. The pneumonia therapeutics market was valued at $2.0 billion in 2010 with $1.8 billion value forecast for 2018 due to expected patent expirations.

JNJ-Q2 is a novel broad-spectrum fluoroquinolone antibiotic with a low propensity to develop drug-resistance in vitro. It has potent activity against two important drug resistant pathogens: MRSA and drug-resistant Streptococcus pneumonia. In addition, it is highly active against other common and difficult to treat bacteria, including those that are gram-positive, atypical and anaerobic, as well as some gram negative bacteria. JNJ-Q2 is also active against resistant pathogens that might be used in bioterrorism and also against drug-resistant gonorrhea. This broad bactericidal spectrum gives JNJ-Q2 an advantage over many other antibiotics, which do not reliably treat polymicrobial infections (i.e., wound infections containing multiple bacterial species) or such a wide variety of respiratory pathogens. The compound has been in development for both skin infections and pneumonia, with the lead indication being ABSSSI. JNJ-Q2 can be dosed both intravenously and orally, differentiating it from many other MRSA treatments that are available for IV use only.

JNJ-Q2 is Phase III-ready for two indications: ABSSSI and CABP. We have obtained positive results for a Phase II study in ABSSSI that were published in Antimicrobial Agents and Chemotherapy (2011) 55:5790–5797, and the compound has what we believe is a clear regulatory path to support global Phase III development in ABSSSI. We have also obtained favorable qualitative results for a small Phase II double-blind randomized study in hospitalized patients with CABP who received IV to oral switch therapy.

In 2011, we acquired full exclusive license rights to develop and commercialize JNJ-Q2 under our existing development and license agreement with Janssen. We acquired rights to JNJ-Q2 as a result of Janssen’s decision not to exercise its option under the agreement, which gave Janssen the opportunity to continue development of JNJ-Q2. This decision was related to Janssen’s April 2011 announcement that it will be directing its research and development investments toward antivirals and vaccines and would not be investing in new antibacterial therapies. Based on our existing agreement, Janssen may receive up to $50.0 million in regulatory milestone payments, and if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

Recent events: We are continuing to seek to partner or out-license JNJ-Q2, with minimal expenditures forecasted in 2012, and have retained an investment bank to assist with these efforts. We believe this drug has the potential to be a valuable broad-spectrum therapy for serious skin and lung infections.

Marketed Products

Nesina ® (alogliptin) for Type II diabetes

Globally, as of 2010, it is estimated that there were 285 million people with diabetes. Type-2 diabetes comprises about 85%-95% of the total cases of diabetes. Worldwide sales of anti-diabetic treatments in 2010 were $34.4 billion.

Nesina, which is marketed by Takeda Pharmaceuticals Company Limited, or Takeda, is the trade name for alogliptin, a member of a relatively new class of drugs for the oral treatment of Type-2 diabetes. Nesina is a highly selective dipeptidyl peptidase-4, or DPP-4, inhibitor that slows the inactivation of hormones known as incretins, which play a major role in regulating blood sugar levels and might improve pancreatic function. Alogliptin has been studied in 12 Phase III trials including more than 8,000 patients. Pivotal trials demonstrated that Nesina was well-tolerated when given as a single daily dose and it significantly improved glycemic control in Type-2 diabetes patients without raising the incidence of hypoglycemia. Additionally, Nesina has been shown to enhance glycemic control when used in combination with other commonly prescribed diabetes drugs. Nesina is approved for combination use in Japan with a variety of other diabetes drugs including glucosidase inhibitors, sulfonylureas, biguanides, and Actos ® (pioglitazone), and is also marketed as a fixed-dose combination with Actos, known as Liovel ®. Takeda is conducting a cardiovascular outcomes study known as the “EXAMINE” trial.

Under our agreement with Takeda, we will be entitled to receive up to $35.0 million in future regulatory milestone payments ($25.0 million for U.S. approval and $10.0 million for EU marketing authorization), and up to $33.0 million in sales-based milestone payments. In addition, we are entitled to receive payments on worldwide sales of Nesina based on royalty rates of 7% to 12% in the U.S., 4% to 8% in Europe and Japan and 3% to 7% in regions other than the U.S., Europe or Japan. These royalty payments are subject to a reduction of up to 0.5% for a portion of payments by Takeda to a licensor for intellectual property related to Nesina. Royalties are to be paid for the later of ten years following the first commercial sale or two years following the expiration of the last to expire patent. Takeda must pay us royalties for Liovel sales based on the proportion of Nesina’s average sales price compared to that of pioglitazone plus Nesina. We have no further financial obligation under this agreement.

Recent events: On April 25, 2012, Takeda received a Complete Response Letter from the FDA regarding the New Drug Application resubmissions for alogliptin and fixed-dose combination alogliptin and pioglitazone. At that time, Takeda commented that the agency was requesting additional post-marketing data from outside the U.S., as well as additional data from the ongoing clinical trials, and Takeda indicated that they believe they can provide this information to answer the agency’s concerns. Takeda held a meeting with the FDA in late June to address the concerns described in the Complete Response Letter, and to agree on a plan for resubmission and re-review of the application. On July 27, 2012, Takeda confirmed the resubmission of the New Drug Applications to the FDA for alogliptin and fixed-dose combination therapy alogliptin and pioglitazone. Takeda anticipates the applications will be reviewed within the next six months.

On May 23, 2012, Takeda received confirmation from the EMA of the acceptance of Takeda’s Marketing Authorization Application, or MAA, for alogliptin. Under the terms of our agreement, this acceptance triggered a $10.0 million milestone payment to us. On June 19, 2012, Takeda received confirmation from the EMA of the acceptance of submissions of MAAs for alogliptin and pioglitazone combined in a single tablet, and alogliptin and metformin combined in a single tablet.

Priligy ® (dapoxetine) for premature ejaculation

Priligy is the trade name for dapoxetine, a drug in tablet form specifically indicated for the “on-demand” treatment of premature ejaculation, or PE. It is the first oral medication to be approved for this condition. The reported percentage of men affected with PE at some point during their lives ranges from 4% to 30%, depending on the methodology and criteria used. Priligy is a unique, short-acting, selective serotonin reuptake inhibitor, or SSRI, designed to be taken only when needed, one to three hours before sexual intercourse, rather than every day. Priligy has been studied in over 12,000 patients in clinical trials, including five randomized, placebo-controlled Phase III clinical trials involving more than 6,000 men with PE.

Priligy is currently marketed in 15 countries ex-U.S., including seven countries in the EU, and is approved in 50 countries worldwide. In 2012, Priligy was recommended for approval in all EU states by the EU Commission, and national approvals in Europe are now in progress. We are enthusiastic about the potential for Priligy ex-U.S.; however, we cannot assure that the drug will be approved in the United States.

We acquired Priligy from Eli Lilly and Company, or Lilly, and subsequently out-licensed it to Alza Corporation, or Alza, and it is currently being marketed by Alza’s affiliate Janssen. We are obligated to pay Lilly a royalty of 5% on annual sales in excess of $800.0 million.

Recent events: In May 2012, we entered into an agreement whereby Alza and Janssen will transfer worldwide Priligy rights to us. In May 2012 we also entered into a license agreement with the Menarini Group (Menarini) to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. The asset transfer agreement with Alza and Janssen and the license agreement with Menarini were subject to various closing conditions, including negotiation and execution of ancillary agreements. These remaining contracts were completed and this transaction became effective on July 30, 2012. We will retain full development and commercialization rights in the United States, Japan and Canada. Janssen will continue to make Priligy available to patients during a transition period, until Marketing Authorizations are transferred to Menarini. We believe this transition period will be nine to 12 months. Janssen will also manufacture and manage certain clinical and regulatory activities for Priligy for pre-defined periods. Under our license agreement with Menarini, we will receive a $15.0 million upfront payment within 30 days of closing and $10.0 million of regulatory milestone payments within 15 business days of closing, and are eligible to receive up to $10.0 million in launch milestones and up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms. We are obligated to pay $15.0 million to Janssen for transition services, with $7.5 million due within 45 days of closing and $3.75 million due within 10 business days of the beginning of the following two successive calendar quarters. We must also pay Janssen fees for the product sales and distribution activities that they will perform as part of a sales service agreement. In addition, we may incur up to $1.0 million for reasonable out-of-pocket expenses over the transition period. Menarini is obligated to pay for the current ongoing clinical studies.

Compound in Clinical Development by Collaborator

Trelagliptin for Type II diabetes

Trelagliptin (SYR-472) is part of the DPP-4 inhibitor portfolio that Takeda purchased from PPD and Syrrx in 2005. Trelagliptin has the same mechanism of action as alogliptin. However, in contrast to alogliptin, which is a once-daily oral therapy, trelagliptin is a once-weekly oral agent. Takeda completed two Phase II studies in early 2008, the primary endpoint of which was HbA (1C) at 12 weeks. In September 2011, Takeda commenced Phase III clinical trials for trelagliptin in Japan for treatment of Type-2 diabetes. This 52-week open-label study in Japan is currently recruiting approximately 600 subjects who are not well-controlled on diet and exercise or another oral anti-diabetic drug. Takeda estimates the study will complete in the second half of 2013. Currently, all available DPP-4 inhibitors are dosed once-daily. A once-weekly treatment, such as trelagliptin, should provide patients with a convenient therapeutic alternative, and has the potential to improve treatment compliance. If trelagliptin is approved, then we would be eligible to receive sales-based royalty payments at the same rates as for Nesina, as described above. Under our agreement with Takeda, we would be entitled to receive regulatory and sales-based milestone payments for trelagliptin or Nesina, whichever compound achieves the milestone(s) first.

Results of Operations

The Company’s business consists solely of compound development and collaborative activities. Accordingly, the Company operates in one reportable business segment. Historically, our revenues consisted primarily of milestone and royalty payments from collaborators. For the six-month period ended June 30, 2012, our total revenue of $15.7 million consisted of $10.0 million related to a regulatory milestone payment from Takeda and $5.7 million of royalty revenue from the sale of Nesina and Liovel and of Priligy by our collaborators, Takeda and Alza, respectively.

We incurred research and development expenses of $40.1 million for the six-month period ended June 30, 2012. Our research and development expenses include Phase III costs associated with the continued development of MuDelta, a $1.0 million development milestone payment to Ranbaxy Laboratories, Ltd., or Ranbaxy, in connection with the completion of the Phase II final study report for PPD-10558, and a $5.0 million regulatory milestone payment due to Janssen related to the dosing of the fifth patient in the on-going Phase III trial for MuDelta.

We currently expect Phase III costs associated with the continued development of MuDelta to be between $35.0 million and $40.0 million for the remainder of the year. These expenses include contract research organization services provided by PPD and other service providers, non-clinical testing and clinical trial material manufacturing provided by third parties, and the direct cost of our personnel managing the programs and payments to third parties. We expense all research and development expenses for our drug candidates and external collaborations as incurred.

For the six-month period ended June 30, 2012, we reported a net loss of $30.5 million. We expect to continue to incur net losses until revenues from all sources reach a level sufficient to support our on-going operations.

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

Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2012

The following table sets forth amounts from our consolidated financial statements for the three months ended June 30, 2011 compared to the three months ended June 30, 2012.

	Three Months Ended June 30,
(in thousands)	2011	2012
Revenue:
Milestones	$—	$10,000
Royalties	872	3,075

Total revenue	872	13,075

Research and development expenses	13,222	30,753
Selling, general and administrative expenses	2,503	2,790
Depreciation and amortization	23	21

Total operating expenses	15,748	33,564

Operating loss	(14,876)	(20,489)
Interest expense	—	274
Other income, net	—	—

Loss before provision for income taxes	(14,876)	(20,763)
Provision for income taxes	6	6

Net loss	$(14,882)	$(20,769)

Revenue. Total revenue increased $12.2 million to $13.1 million in the second quarter of 2012 from the second quarter of 2011. This increase was due to a $10.0 million regulatory milestone payment from Takeda with respect to the acceptance of the submission of a Marketing Authorization Application from the European Medicines Agency for alogliptin in May 2012, and an increase in royalty revenue related to the sale of Nesina and Liovel in Japan. Nesina and Liovel royalty revenues from Japan increased 17.4% from the first quarter of 2012.

Expenses. Research and development, or R&D, expenses increased $17.5 million to $30.8 million in the second quarter of 2012 from the second quarter of 2011. The increase in R&D expense was due predominantly to Phase III costs associated with the continued development of MuDelta, a $1.0 million development milestone payment to Ranbaxy in connection with the completion of the Phase II final study report for PPD-10558, and a $5.0 million regulatory milestone payment due to Janssen related to the dosing of the fifth patient in the on-going Phase III trial for MuDelta, partially offset by decreases in spending for the discontinued PPD-10558 program and completion of the Phase II work related to MuDelta and JNJ-Q2.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the three months ended June 30, 2011 compared to the three months ended June 30, 2012.

	Three Months Ended June 30,
(in thousands)	2011	2012	$ Inc (Dec)
R&D expense by project:
MuDelta	$5,206	$28,805	$23,599
JNJ-Q2	4,714	222	(4,492)
PPD-10558	2,440	1,001	(1,439)
Other R&D expense	862	725	(137)

Total R&D expense	$13,222	$30,753	$17,531

R&D expenses may fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. In 2011, we acquired the rights to the JNJ-Q2 and MuDelta compounds as a result of Janssen’s decision not to exercise its option under the collaborative agreements for those compounds. We are continuing to seek to partner or out-license JNJ-Q2, with minimal expenditures forecasted in 2012. We currently expect Phase III costs associated with the continued development of MuDelta to be between $35.0 million and $40.0 million for the remainder of the year. We are actively exploring various funding and partnering options to advance the Phase III development of MuDelta.

Selling, general and administrative, or SG&A expenses, increased $0.3 million to $2.8 million in the second quarter of 2012 from the second quarter of 2011. The increase in selling, general and administrative expenses was primarily due to increases in consulting and legal expenses.

Interest expense was $0.3 million for the second quarter of 2012 related entirely to our August 18, 2011 Loan and Security Agreement (the “Agreement”) with MidCap Funding III, LLC and Silicon Valley Bank for $10.0 million.

Income Taxes. During 2011 and 2012, we did not record a tax benefit related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. We anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability. For the three-month period ended June 30, 2012, we recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes.

Results of Operations. Net loss of $20.8 million in the second quarter of 2012 represents a $5.9 million increase from net loss of $14.9 million in the second quarter of 2011. This increase in our net loss resulted primarily from the $17.5 million increase in R&D expenses and $0.3 million increase in SG&A expenses, partially offset by the $12.2 million increase in revenue, as described above.

Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2012

The following table sets forth amounts from our consolidated financial statements for the six months ended June 30, 2011 compared to the six months ended June 30, 2012.

	Six Months Ended June 30,
(in thousands)	2011	2012
Revenue:
Milestones	$—	$10,000
Royalties	1,233	5,720

Total revenue	1,233	15,720

Research and development expenses	26,099	40,121
Selling, general and administrative expenses	4,324	5,523
Depreciation and amortization	45	42

Total operating expenses	30,468	45,686

Operating loss	(29,235)	(29,966)
Interest expense	—	549
Other income, net	—	—

Loss before provision for income taxes	(29,235)	(30,515)
Provision for income taxes	12	12

Net loss	$(29,247)	$(30,527)

Revenue. Total revenue increased $14.5 million to $15.7 million in the first six months of 2012 from the first six months of 2011. This increase was due to a $10.0 million regulatory milestone payment from Takeda with respect to the acceptance of the submission of a Marketing Authorization Application from the European Medicines Agency for alogliptin in May 2012, and an increase in royalty revenue related to the sale of Nesina and Liovel in Japan.

Expenses. Research and development expenses increased $14.0 million to $40.1 million in the first six months of 2012 from the first six months of 2011. The increase in R&D expense was due predominantly to Phase III costs associated with the continued development of MuDelta, a $1.0 million development milestone payment to Ranbaxy in connection with the completion of the Phase II final study report for PPD-10558, and a $5.0 million regulatory milestone payment due to Janssen related to the dosing of the fifth patient in the on-going Phase III trial for MuDelta, partially offset by decreases in spending for the discontinued PPD-10558 program and completion of the Phase II work related to MuDelta and JNJ-Q2.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the six months ended June 30, 2011 compared to the six months ended June 30, 2012.

	Six Months Ended June 30,
(in thousands)	2011	2012	$ Inc (Dec)
R&D expense by project:
MuDelta	$11,252	$36,819	$25,567
JNJ-Q2	7,446	547	(6,899)
PPD-10558	6,130	1,324	(4,806)
Other R&D expense	1,271	1,431	160

Total R&D expense	$26,099	$40,121	$14,022

R&D expenses may fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. In 2011, we acquired the rights to the JNJ-Q2 and MuDelta compounds as a result of Janssen’s decision not to exercise its option under the collaborative agreements for those compounds. We are continuing to seek to partner or out-license JNJ-Q2, with minimal expenditures forecasted in 2012. We currently expect Phase III costs associated with the continued development of MuDelta to be between $35.0 million and $40.0 million for the remainder of the year. We are actively exploring various funding and partnering options to advance the Phase III development of MuDelta.

Selling, general and administrative expenses increased $1.2 million to $5.5 million in the first six months of 2012 from the first six months of 2011. The increase in SG&A expenses was due to increases in costs associated with stock compensation expense of $0.7 million and increases in consulting and legal expenses of $0.5 million.

Interest expense of $0.5 million for the first six months of 2012 related entirely to our August 18, 2011 Agreement with MidCap Funding III, LLC and Silicon Valley Bank for $10.0 million.

Income Taxes. During 2011 and 2012, we did not record a tax benefit related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. We anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability. For the six-month period ended June 30, 2012, we recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes.

Results of Operations. Net loss of $30.5 million during the first six months of 2012 represents a $1.3 million increase from net loss of $29.2 million during the first six months of 2011. This increase in our net loss resulted primarily from the $14.0 million increase in R&D expenses and $1.2 million increase in SG&A expenses, partially offset by the $14.5 million increase in revenue, as described above.

Liquidity and Capital Resources

As of June 30, 2012, we had $26.5 million of cash and cash equivalents. The primary source of our cash is the $25.7 million of cash received related to milestone and royalty revenues since the spin-off from PPD and cash from the issuance of debt. While we believe we will have adequate sources of liquidity to fund our operations for at least 12 months based on our current operating projections, compound development forecasts and working capital requirements, our sources of liquidity over that time period could be affected by among other things: our ability to raise additional funds through equity or debt financings; risks and costs related to our development efforts, regulatory approval and commercialization of our compound candidates; changes in regulatory compliance requirements; reliance on existing collaborators and the potential need to enter into additional collaborative arrangements; or other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

On August 18, 2011, we entered into an Agreement with MidCap Funding III, LLC and Silicon Valley Bank. The Agreement was structured in two tranches. The first tranche in the amount of $10.0 million was drawn upon closing of the transaction. The second tranche of $5.0 million would only have become available to us if a pre-defined financing event occurred prior to March 31, 2012. As this event did not occur prior to March 31, 2012, we did not close on the second tranche and this $5.0 million amount is no longer available to us under the Agreement.

On August 2, 2012, we entered into a new loan agreement with MidCap Funding III, LLC and Silicon Valley Bank. This new agreement was for an additional $30.0 million. This new agreement amends the prior Agreement for $10.0 million by resetting the maturity date to August 1, 2016 for a total amount of $40.0 million. This new agreement bears interest at a fixed rate of 10.00%, subject to adjustment under specified conditions, and is due August 1, 2016. Interest accrues daily and is payable on the first day of the following month, in arrears. Principal payments begin on August 1, 2013, are due the first day of each month and will be paid on a ratable monthly basis until maturity.

As of June 30, 2012, we expect that our current cash balance, together with additional funds obtained through debt financings with MidCap Funding III, LLC and Silicon Valley Bank in August of 2012, and future milestone and royalty payments from our existing collaborations, should fund our operations and working capital requirements for the next 12 months, based on current operating plans.

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

Our future capital requirements will depend on numerous factors, including, among others: the cost and expense of continuing the research and development activities of our existing candidates; new collaborative agreements that we might enter into in the future; progress of compound candidates in clinical trials as it relates to the cost of development and the receipt of future milestone payments, if any; the ability of our licensees and collaborators to obtain regulatory approval and successfully manufacture and market collaboration products; the continued or additional support by our collaborators or other third parties of research and development efforts and clinical trials; time required to gain regulatory approvals; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technologies. In order to develop and obtain regulatory approval for our potential product candidates we might raise additional funds through equity or debt financings or from other sources, collaborative arrangements, the use of sponsored research efforts or other means. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to our stockholders or our business.

For the six-month period ended June 30, 2012, our operating activities used $17.6 million in cash compared to $26.3 million used for the same period in 2011. The decrease in net cash used in operating activities relates primarily to the increase in accrued expenses related to the Phase III development of MuDelta.

For the six-month period ended June 30, 2012, our investing activities provided approximately $10.0 million in cash related to the sale of short-term investments. There were no significant investing activities for the six-month period ended June 30, 2011.

For the six-month period ended June 30, 2012, our financing activities provided $0.6 million from the issuance of common stock related to stock option exercises. There were no financing activities for the six-month period ended June 30, 2011.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description
10.26†	License and Asset Transfer Agreement, dated as of May 14, 2012, by and between Furiex Pharmaceuticals, Inc. and Genupro, Inc. and Alza Corporation and Janssen Pharmaceutica, NV.

10.27†	Priligy License Agreement, dated as of May 14, 2012, by and between Genupro, Inc. and Berlin Chemie AG (Menarini Group).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL)

†	Confidential treatment requested for portions of this exhibit.

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

Date: August 7, 2012