Form 10-Q
period 2012-09-30
Furiex Pharmaceuticals, Inc.
filed 2012-11-06
CIK 1484478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012.

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

Registrant's telephone number, including area code: (919) 456-7800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,015,297 shares of common stock, par value $0.001 per share, as of October 31, 2012.

Part I. FINANCIAL INFORMATION

Item  1.     Financial Statements

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue:
Milestones	$—	$10,000	$—	$20,000
Royalties	1,272	5,577	2,505	11,297
Total revenue	1,272	15,577	2,505	31,297
Research and development expenses	12,024	14,798	38,123	54,919
Selling, general and administrative expenses	2,100	3,209	6,424	8,732
Depreciation and amortization	19	22	64	64
Total operating expenses	14,143	18,029	44,611	63,715
Operating loss	(12,871)	(2,452)	(42,106)	(32,418)
Interest expense	136	837	136	1,386
Other income, net	—	—	—	—
Loss before provision for income taxes	(13,007)	(3,289)	(42,242)	(33,804)
Provision for income taxes	6	(3)	18	9
Net loss	$(13,013)	$(3,286)	$(42,260)	$(33,813)
Net loss per basic and diluted share	$(1.32)	$(0.33)	$(4.28)	$(3.39)
Weighted-average shares used to compute net loss per basic and diluted share	9,881	10,015	9,881	9,974

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	December 31, 2011	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$33,628	$40,342
Short-term investments	10,000	7,500
Accounts receivable, net	1,985	7,519
Prepaid expenses	214	589
Total current assets	45,827	55,950
Property and equipment, net	181	141
Goodwill	49,116	49,116
Other assets	—	275
Total assets	$95,124	$105,482

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$147	$7,577
Accrued expenses	10,422	12,354
Current portion of long-term debt	1,351	2,162
Total current liabilities	11,920	22,093
Long-term debt, net	8,649	37,838
Other long-term liabilities	232	256
Total liabilities	20,801	60,187
Commitments and contingencies (Note 4)
Common stock, $0.001 par value, 40,000,000 shares authorized; 9,949,422 and 10,015,297 shares issued and outstanding, respectively	10	10
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Paid-in capital	158,438	163,223
Accumulated deficit	(84,125)	(117,938)
Total shareholders' equity	74,323	45,295
Total liabilities and shareholders' equity	$95,124	$105,482

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

(in thousands)

	Common Stock
	Shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance at December 31, 2011	9,949	$10	$158,438	$(84,125)	$74,323
Exercise of common stock options	66	—	600	—	600
Stock compensation expense	—	—	4,185	—	4,185
Net loss	—	—	—	(33,813)	(33,813)
Balance at September 30, 2012	10,015	$10	$163,223	$(117,938)	$45,295

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities:
Net loss	$(42,260)	$(33,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	64
Stock compensation expense	2,972	4,185
Changes in operating assets and liabilities:
Accounts receivable, net	(1,013)	(5,534)
Prepaid expenses and other current assets	555	(375)
Other assets	—	(275)
Accounts payable	(36)	7,484
Accrued expenses	2,475	1,932
Other long-term liabilities	28	24
Net cash used in operating activities	(37,215)	(26,308)
Cash flows from investing activities:
Purchases of property and equipment	(6)	(78)
Purchases of short-term investments	(10,000)	(7,500)
Proceeds from sale of short-term investments	—	10,000
Net cash (used in) provided by investing activities	(10,006)	2,422
Cash flows from financing activities:
Proceeds from borrowing on long-term debt	10,000	30,000
Proceeds from issuance of common stock	—	600
Net cash provided by financing activities	10,000	30,600
Net (decrease) increase in cash and cash equivalents	(37,221)	6,714
Cash and cash equivalents, beginning of the period	82,030	33,628
Cash and cash equivalents, end of the period	$44,809	$40,342

Supplemental Disclosure of Cash Flow Information:
Interest paid	$40	$487

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Operations and Significant Accounting Policies

Organization and Business Description

Furiex Pharmaceuticals, Inc., a Delaware corporation (“Furiex” or the “Company”), is a drug development company that continues the compound partnering business started by Pharmaceutical Product Development, Inc. (“PPD”) in 1998. On June 14, 2010, PPD effected the spin-off of Furiex through a tax-free, pro-rata dividend distribution of all of the shares of the Company to PPD shareholders. The goal of the Company is to in-license compounds from, or form strategic alliances with, pharmaceutical and biotechnology companies to share the risks and rewards of developing therapeutics. The Company's operations are headquartered in Morrisville, North Carolina.

The significant accounting policies followed by the Company in this Quarterly Report on Form 10-Q are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated financial statements in accordance with the Securities and Exchange Commission's Rule 10-01 of Regulation S-X and, in management's opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has incurred losses and negative cash flows from operations since the spin-off. Based on current forecasts, the Company believes it has sufficient liquidity to continue its planned operations for the next 12 months. The Company's long-term liquidity needs will largely be determined by the success of its products already being commercialized by collaborators, key development and regulatory events that might impact the Company's ability to out-license its development compounds, and expenses associated with research and development efforts. Depending upon the success and timing of receipt of various milestone payments and royalties, it might be necessary to do one or more of the following in the next 12 months: (a) raise additional capital through equity or debt financings or from other sources; (b) reduce spending on research and development; or (c) restructure the Company's operations. The Company currently receives on-going revenue from royalties on sales of Nesina®, Liovel® and Priligy®. The Company will continue to incur operating losses unless revenues from all sources reach a level sufficient to support its on-going operations.

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

Earnings Per Share

The Company calculates net loss per basic and diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The calculation of net loss per diluted share is the same as net loss per basic share since the inclusion of any potentially dilutive securities would be anti-dilutive for the three and nine-month periods ended September 30, 2011 and 2012. All potentially dilutive securities relate to stock options issued as part of the Company's share-based compensation plan. Potentially dilutive securities totaling approximately 1,142,000 and 1,643,000 options for the three and nine-month periods ended September 30, 2011 and 2012, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

Comprehensive Income (Loss)

There are no items of comprehensive loss other than net loss for any periods presented.

Revenue Recognition

The Company generates revenue in the form of upfront payments, development and regulatory milestone payments, royalties, and launch-based and sales-based milestone payments in connection with the out-license or sale of compounds. The receipt of future milestone payments and royalties depends on the success of the Company's compound development and the Company's collaborators' success in developing and commercializing compounds. Upfront payments are generally paid within a short period of time following the execution of an out-license or collaboration agreement. Development and regulatory milestone payments are typically one-time payments to the Company triggered by the collaborator's achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission approval.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Royalties are payments received by the Company based on net product sales of a collaborator. Launch-based milestone payments are one-time payments to the Company triggered when a collaborator first introduces for sale an out-licensed product in a new geographical region. Sales-based milestone payments are typically one-time payments to the Company triggered when aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. The Company recognizes upfront payments, development and regulatory milestone payments, royalty payments, and launch-based and sales-based milestone payments from its collaborators when the event that triggers the obligation of payment has occurred, there is no further obligation on the Company's part in connection with the payment and collection is reasonably assured.

Concentration of Credit Risk

The Company's collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Three collaborators accounted for all of the Company's revenue for the three and nine-month periods ended September 30, 2012. The September 30, 2012 balance of accounts receivable relates to royalty receivables related to Nesina, Liovel and Priligy based on net product sales by the Company's collaborators and, as described in Note 4, amounts due from a collaborator to fund on-going clinical study costs associated with Priligy. Based on its assessment of collection risks, the Company did not record a provision for doubtful accounts as of September 30, 2012.

Research and Development Expenses

Research and development costs consist primarily of costs associated with pre-clinical studies, non-clinical studies and the clinical trials of the Company's product candidates, development materials, patent costs, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work and consulting services. Research and development costs include clinical research services, pre-clinical testing, non-clinical testing and clinical drug manufacturing provided by third parties, the direct cost of the Company's personnel managing the programs, and upfront and milestone payments to the Company's collaborators. The Company charges research and development costs to operations as incurred and discloses them in the consolidated statements of operations.

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the year, plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial reporting and tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Due to the historical losses from the Company's operations, a full valuation allowance on deferred tax assets has been recorded.

For the three and nine-month periods ended September 30, 2012, the Company recorded an insignificant amount of income tax benefit and expense, respectively. These amounts relate to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes. The amount reflected in the statements of operations for the three and nine-month periods ended September 30, 2011 and 2012 is the tax effect of the tax amortization of this item, including a current period adjustment of the associated state tax rate based on state apportionment factors per the Company's most recently filed federal and state income tax returns. Because the associated deferred tax liability relates to an indefinite-lived intangible, the Company does not consider this item in computing the valuation allowance related to the Company's net deferred tax assets. As of September 30, 2012, the deferred tax liability associated with this intangible asset, reflected in other long-term liabilities within the consolidated balance sheets, was approximately $0.2 million.

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

Goodwill

The Company records as goodwill the excess of the purchase price of a business acquired over the fair value of net tangible assets and identifiable intangible assets at the date of the acquisition. The Company evaluates goodwill for impairment on an annual basis each October 1 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Any impairment could have a material adverse effect on the Company's financial condition and results of operations.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of unrestricted cash accounts that are not subject to withdrawal restrictions or penalties, and all highly liquid investments that have a maturity of three months or less at the date of purchase.

Short-term investments consist of restricted cash accounts and money market funds that hold short-term U.S. Treasury securities that are subject to contractual withdrawal restrictions and penalties. As described in Note 5, under the Loan and Security Agreement with MidCap Funding III, LLC and Silicon Valley Bank, the Company was required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $10.0 million until mid-January 2012. As also described in Note 5, under the Amended and Restated Loan and Security Agreement with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank, the Company is required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $7.5 million through August 2, 2014, $5.0 million through August 2, 2015 and $2.5 million through August 2, 2016. In addition, the Company must maintain its primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of the Company's total cash and cash equivalents balance.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these items. The Company considers all cash on deposit and money market accounts with original maturities of three months or less at time of purchase to be cash and cash equivalents. The Company's cash and cash equivalents and short-term investments represent cash accounts and money market funds that invest in short-term U.S. Treasury securities with insignificant rates of return and are considered Level 1 investments. Level 1 investments are investments where there are quoted prices in active markets available for identical assets or liabilities.

The fair value of long-term debt approximates its carrying value because there have been no significant changes in interest rates or the creditworthiness of the Company after the debt was incurred in August 2012.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued an update to the accounting standard that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit's fair value is, more likely than not, greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to proceed directly to the quantitative assessment. This guidance is effective for interim and annual reporting periods beginning January 1, 2012. The Company's adoption of this standard on January 1, 2012 did not have a material impact on the Company's consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Goodwill

The Company reviews goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. This analysis utilizes a discounted cash flow method using the expected future inflows and outflows of the business and an appropriate discount rate. Based on the review as of October 1, 2011, the Company's calculated fair value of equity was in excess of carrying value.

The fair value of goodwill could be materially impacted by future adverse changes such as future declines in operating results, a decline in the valuation of pharmaceutical and biotechnology company stocks, including the valuation of the Company's own common stock, a slowdown in the worldwide economy or the pharmaceutical and biotechnology industry, failure to meet the performance projections included in forecasted operating results, or the delay or abandonment of any research and development programs.

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

During the nine-month period ended September 30, 2012, the Company granted 198,000 stock options to employees and directors with a weighted-average exercise price per share of $17.95. During the nine-month period ended September 30, 2011, the Company granted 304,712 stock options to employees and directors with a weighted-average exercise price per share of $14.83. During the three-month periods ended September 30, 2012 and 2011, there were no options granted to employees or directors. All options were granted with an exercise price equal to the fair value of the Company's common stock on the grant date. The fair value of the Company's common stock on the grant date is equal to the most recent NASDAQ closing price of the Company's stock on the date of grant.

The weighted-average grant date fair value per share was determined using the Black-Scholes option-pricing method. The weighted-average grant date fair value per share and aggregate fair value of options granted to employees and directors during the nine-month period ended September 30, 2012 was $10.84 and $2.1 million, respectively. The weighted-average grant date fair value per share and aggregate fair value of options granted to employees and directors during the nine-month period ended September 30, 2011 was $8.90 and $2.7 million, respectively.

Expected option lives are based on the simplified method, and volatilities used in fair valuation calculations are based on a benchmark of peer companies with similar expected lives. The Company recognizes the related expense on a straight-line basis over the vesting period. Share-based compensation expense recognized for Company employees, directors, and consultants under the Plan included in the statement of operations for the three and nine-month periods ended September 30, 2012 was approximately $1.2 million and $4.2 million, respectively. Share-based compensation expense recognized for Company employees, directors, and consultants under the Plan included in the statement of operations for the three and nine-month periods ended September 30, 2011 was approximately $0.7 million and $3.0 million, respectively. The amount of stock compensation expense related to consultant option grants, classified in selling, general and administrative expenses within the statements of operations, is adjusted to fair value at the end of each financial reporting period using the Black-Scholes option-pricing method until such options vest.

As of September 30, 2012, the Company had options outstanding to purchase an aggregate of approximately 1,643,000 shares of its common stock.

4. Commitments and Contingencies

The Company is involved in compound development and commercialization collaborations. The Company developed a risk-sharing research and development model with pharmaceutical and biotechnology companies to advance compounds to commercialization. Through collaborative arrangements based on this model, the Company shares with its collaborators the risks and potential rewards associated with the development and commercialization of drugs. As of September 30, 2012, the Company's four main collaborations were with Janssen Pharmaceutica, NV, or Janssen (an affiliate of Johnson & Johnson), related to the JNJ-Q2 and MuDelta compounds and the product Priligy; Alza Corporation, or Alza, related to the product Priligy; Berlin-Chemie AG (Menarini Group), or Menarini, related to the product Priligy; and Takeda Pharmaceuticals Company Limited, or Takeda, related to the Trelagliptin compound and the products Nesina and Liovel.

As of September 30, 2012, the Company had two collaborations that involve potential future expenditures. The first is its collaboration with Alza and Janssen for Priligy.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On May 14, 2012, the Company and its wholly-owned subsidiary Genupro, Inc. entered into a license and asset transfer agreement with Alza and Janssen, whereby Alza and Janssen would transfer to the Company worldwide rights for Priligy. To facilitate a uniform transition, Janssen will continue to manufacture and manage certain clinical and regulatory activities with respect to Priligy for a pre-defined period after the closing date of the agreement. This transaction became effective on July 30, 2012. Under the terms of this transaction, the Company is obligated to pay Janssen for transition services provided to the Company in the amount of $15.0 million, with $7.5 million paid within 45 days of closing, and $3.75 million due within 10 business days of the beginning of each of the following two calendar quarters. In addition, the Company is obligated to pay Janssen up to $19.0 million in potential on-going clinical study costs and up to $1.0 million for reasonable out-of-pocket expenses over the transition period. The Company must also pay Janssen fees related to Priligy sales and distribution activities that Janssen will perform for the Company during the transition period pursuant to a sales services agreement. The Company believes the transition period will be nine to 12 months. Priligy will continue to be made available to patients under the sales service agreement until the marketing authorizations are transferred, at which time commercialization of the product will transition to the Company or its licensee. The term of the license and asset transfer agreement will expire on the latest of the completion of the transition of the product rights to the Company, the expiration of its last payment obligation to Janssen, or the expiration of the last-to-expire ancillary agreement.

The Company's collaboration with Alza and Janssen for Priligy, as described above, is associated with an out-license agreement under which the Company did receive, and is eligible to receive, additional payments. On May 14, 2012, Genupro entered into a license agreement with Menarini by which the Company will license to Menarini exclusive rights to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. This transaction became effective on July 30, 2012. The Company will retain full development and commercialization rights in the United States, Japan and Canada. Menarini will assume responsibility for commercialization activities in the licensed territories and will fund the on-going clinical studies being performed by Janssen. Under the license agreement with Menarini, the Company received a $15.0 million upfront payment and $10.0 million of regulatory milestone payments during the third quarter of 2012, and is eligible to receive up to $19.0 million to fund potential on-going clinical study costs being performed by Janssen, up to $10.0 million in launch milestones and up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms. The term of the license agreement (and the period during which Menarini must pay the Company royalties in a particular country for a particular product) will end, on a country-by-country basis, upon the latest of (i) the expiration of a valid relevant patent claim in that country, (ii) the expiration of marketing and data exclusivity in that country, or (iii) the market entry of an approved product in that country containing dapoxetine for use, on an as needed basis, for premature ejaculation.

In connection with the license and asset transfer agreement with Alza and Janssen, and the license agreement with Menarini, the Company has assessed the indicators associated with agent and principal considerations for each transaction. Based on the terms of the underlying agreements, the nature of the related cash payments and receipts (regarding the $15.0 million up-front and transition service payments, the up to $19.0 million to fund potential on-going clinical study costs and the fees related to Priligy sales and distribution activities performed by Janssen), and the determination that the Company is not the primary obligor for the underlying activities that are associated with these payments, the Company will record these amounts on a net basis within the consolidated statements of operations. In addition, the Company has also considered the contractual right-of-offset related to these payments, for which the Company is effectively an intermediary, and has recorded these amounts on a gross basis within the consolidated balance sheets. As of September 30, 2012, the remaining amounts due to Janssen associated with Priligy transition services of $7.5 million are reflected in accrued expenses. As of September 30, 2012, approximately $2.0 million is reflected in both accounts receivable and accrued expenses related to the on-going Priligy clinical study costs being performed by Janssen.

The Company acquired patents covering Priligy from Eli Lilly and Company, or Lilly, and is obligated to pay Lilly a royalty of 5% on annual sales in excess of $800.0 million. Under the terms of the license agreement with Menarini, Menarini will pay the royalties owed to Lilly in each country where Lilly is eligible for payments, but the Company is no longer eligible for payments from Menarini. The term of the license agreement with Lilly (and the period during which the Company or Menarini must pay Lilly royalties in a particular country) will end, on a country-by-country basis, upon the later of (i) the last to expire valid patent claim licensed to Lilly in that country, (ii) the expiration of data exclusivity in that country, or (iii) the tenth anniversary of the first date of sale of Priligy in that country.

The second collaboration involving future expenditures is associated with the two compounds in-licensed from Janssen: JNJ-Q2 and MuDelta. On April 18, 2011, Janssen announced that in connection with a broad strategic review of its portfolio of infectious disease programs, it will be redirecting its research and development efforts toward antivirals and vaccines, and will not be investing in the development of new antibacterial therapies. As a result, Janssen elected not to exercise its option to continue the development of the JNJ-Q2 compound. On April 19, 2011, the Company announced it had acquired full exclusive license rights to develop and commercialize the JNJ-Q2 compound under its existing development and license agreement with Janssen. On November 1, 2011, the Company announced it had acquired full exclusive license rights to develop and commercialize the MuDelta compound under its existing development and license agreement with Janssen. The Company acquired these rights as a result of Janssen's decision not to exercise its option under the agreement to continue development of MuDelta.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

5. Long-Term Debt

On August 18, 2011, the Company and its subsidiaries entered into a Loan and Security Agreement (the “Agreement”) with MidCap Funding III, LLC and Silicon Valley Bank. This initial borrowing in the amount of $10.0 million had a fixed interest rate of 10.25% per annum and was initially due August 1, 2015. Interest accrued monthly and was payable on the first day of the following month, in arrears. Principal payments of the initial borrowing were to be paid on a ratable monthly basis from August 1, 2012 until maturity. However, on August 2, 2012, the Company and its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank, or collectively, the Lenders. The Amended Agreement modified the prior Agreement by providing an additional $30.0 million in borrowings and reset the maturity date of the initial Agreement to August 2, 2016.

Under the terms of the Amended Agreement, the total amount due to the Lenders of $40.0 million has a maturity date of August 2, 2016. The Amended Agreement bears interest at a fixed rate of 10.00%, subject to adjustment under specified conditions. Interest accrues daily and is payable on the first day of the following month, in arrears. Principal payments are due on a ratable monthly basis from August 1, 2013 until maturity.

As part of this new agreement, the Company will be required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $7.5 million through August 2, 2014, $5.0 million through August 2, 2015 and $2.5 million through August 2, 2016. In addition, the Company must maintain its primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of the Company's total cash and cash equivalents balance. Under the initial Agreement the Company was required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $10.0 million until mid-January 2012. The Company intends to use the proceeds from the loan to support research and development for its MuDelta compound.

A final payment fee is due to the Lenders in an amount equal to 2.5% of the total loan commitment, payable at the maturity date or earlier prepayment of the loan. The Company may prepay the loan subject to a prepayment fee of between one and four percent of the amount borrowed, depending on the time of the prepayment. The amount of interest expense related to the initial Agreement and Amended Agreement included in the statement of operations for the three and nine-month periods ended September 30, 2012 was $0.8 million and $1.4 million, respectively. Included in these amounts are the ratable accrual of the final payment fee and the amortization of deferred financing costs over the term of the loan, which is included in other long-term liabilities and other assets within the consolidated balance sheets, respectively.

Under the Amended Agreement, the Company and its subsidiaries are subject to affirmative covenants, including the obligations to maintain good standing, provide certain notices to the Lenders, deliver financial statements to the Lenders, maintain insurance, discharge all taxes, protect intellectual property and protect collateral. The Company and its subsidiaries are also subject to negative covenants, including that each may not enter into a merger or consolidation or certain change of control events, incur liens on the collateral, incur additional indebtedness, dispose of any property, change its jurisdictions of organization or organizational structures or types, declare or pay dividends (other than dividends payable solely in common stock), make certain investments or acquisitions, and enter into certain transactions with affiliates, in each case subject to certain customary exceptions, including exceptions that allow the Company and its subsidiaries to acquire additional compounds and to enter into licenses and similar agreements providing for the use and collaboration of the Company's and its subsidiaries' intellectual property provided certain conditions are met. The Company's assets serve as collateral for the loan.

The Amended Agreement provides that events of default include failure to make payment of principal or interest on the loan when required, failure to perform certain obligations under the Amended Agreement and related documents, defaults in certain other indebtedness and certain other events including certain adverse actions taken by the U.S. Food and Drug Administration or other governmental authorities. Upon events of default, the Company's obligations under the Amended Agreement may, or in the event of insolvency or bankruptcy, will automatically be accelerated. Upon the occurrence of any event of default, the Company's obligations under the Amended Agreement will bear interest at a rate equal to the lesser of (a) 4% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default or (b) the maximum rate allowable under law. The Company is currently in compliance with its obligations under the Amended Agreement.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

About Furiex Pharmaceuticals

We are a drug development collaboration company that uses innovative clinical development strategies to increase the value of partnered pharmaceutical assets and accelerate their development timelines. We collaborate with pharmaceutical and biotechnology companies to increase the value of their drug candidates by applying our novel approach to drug development, which we believe expedites research and development decision-making and can shorten drug development timelines. We share the risk with our collaborators by conducting and financing drug development programs, and in exchange, we share the potential rewards, receiving milestone and royalty payments for successful drug candidates. This business model is designed to help feed compound pipelines and deliver therapies to improve lives.

Our company continues the compound partnering business started by Pharmaceutical Product Development, Inc., or PPD, in 1998. We became an independent publicly traded company on June 14, 2010, when PPD spun-off its compound partnering business through a tax-free, pro-rata dividend distribution of all of the shares of the Company to PPD shareholders. PPD does not have any ownership or other form of equity interest in the Company following the spin-off. The Company's operations are headquartered in Morrisville, North Carolina. Our website address is www.furiex.com. Information on our website is not incorporated herein by reference. We make available free of charge through our website press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we electronically file with or furnish to the Securities and Exchange Commission.

Our Business Strategy

Our strategy is to in-license and develop novel early stage drug candidates that address medical conditions with significant unmet need. We invest in innovative early stage drug candidates whose targets have scientific or clinical validation, and in disease areas that have a relatively straightforward path to regulatory approval. We leverage our extensive drug development expertise to implement efficient and high quality development programs that accelerate time to market. We progress drug candidates to key value inflection points and form strategic collaborations with commercial pharmaceutical companies in exchange for milestones and royalties. We subject each potential drug candidate we consider to a rigorous review process by our due diligence team, which has expertise in all aspects of drug development, as well as in intellectual property and commercial assessment. This approach has enabled us to build what we believe is a strong, diversified portfolio of drug candidates and commercialized products that offer value to patients, our investors and collaborators. We plan to continue to grow our business by in-licensing or acquiring promising compounds and establishing new development and commercialization partnerships.

Our Portfolio

We have exclusive license rights to one compound that is in Phase III development (MuDelta) and another (JNJ-Q2) that is Phase III-ready. We also have one compound, Trelagliptin (SYR-472), in Phase III development with a collaborator, and three products that are commercialized by collaborators, for which we are eligible to receive regulatory or launch-based milestone payments plus worldwide sales-based royalty and sales-based milestone payments. The commercialized products, Nesina®, Liovel® and Priligy®, are currently marketed outside of the United States, and we have no further development obligations for any of these products or

SYR-472.

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

MuDelta is a novel, orally active, investigational agent in Phase III development, with combined mu opioid receptor agonist and delta opioid receptor antagonist activity. The compound's dual opioid activity is designed to treat diarrhea and pain symptoms of IBS-d, without causing the constipating side effects that occur with mu opioid agonists. MuDelta acts locally in the gut and has very low oral bioavailability, thus limiting the potential for systemic side effects, such as sedation. In January 2011, the U.S. Food and Drug Administration, or FDA, granted Fast Track designation to the MuDelta IBS-d program. Fast Track is a process for facilitating the development and expediting the review of drugs to treat serious diseases and fill unmet medical needs, with the goal of bringing important new drugs to patients earlier.

In 2011, we completed a large multicenter randomized-double-blind Phase II Proof-of-Concept trial in patients with IBS-d, which demonstrated that MuDelta has a favorable efficacy and safety profile. Key findings from the Phase II Proof-of-Concept study results are summarized below:

The study reached statistical significance for the primary endpoint of improvement in stool consistency and abdominal pain at week four of treatment, which was developed prior to the release of the FDA's IBS guidance in 2010, as well as secondary endpoints of adequate relief of IBS-d symptoms at weeks 4, 8 and 12. Importantly, the favorable efficacy results were supported by a post hoc responder analysis, using the composite endpoint of improvement in daily pain and diarrheal symptoms over 12 weeks, consistent with the FDA 2012 final guidance: MuDelta showed statistically and clinically meaningful differences compared with placebo at both the 100 mg BID and 200 mg BID doses.

At our End of Phase II Meeting and also through written communications, the FDA agreed that the aforementioned endpoint is an acceptable primary endpoint for Phase III pivotal studies; we believe this provides a clear regulatory path for progressing the program. We also believe that our favorable Phase II study results with this endpoint bodes well for the Phase III program.

In June 2012, we began two Phase III pivotal studies in parallel. Both trials have the same overall design and efficacy endpoints, but differ in overall duration due to the need to treat and monitor safety in a sufficient number of patients to satisfy regulatory requirements. Each study captures both the 12- week FDA endpoint as well as longer term efficacy data up for up to 30 weeks, the latter of which could be used to support a European submission. Each study will have three treatment arms, placebo, 75 mg twice a day and 100 mg twice a day, with approximately 375 patients per arm. Our total enrollment target is 2,250 patients.

In November 2011, we acquired full exclusive license rights to develop and commercialize MuDelta under our existing development and license agreement with Janssen Pharmaceutica, NV, or Janssen. We acquired these rights as a result of Janssen's decision not to exercise its option under the agreement to continue development of MuDelta. Based on our existing agreement, we will continue developing and commercializing the compound and Janssen may receive up to $45.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties are to be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

Recent events: As of the end of October 2012, we had recruited slightly more than 30% of patients needed to complete the Phase III trials. We have over 600 study sites activated in North America and we anticipate having approximately 50 study sites in the United Kingdom, which should be active by year-end. We are actively exploring both partnering and funding options to support the Phase III development of MuDelta, and we will share additional information if and when appropriate. Investors might be interested to know that Janssen scientists recently published a paper in the British Journal of Pharmacology, characterizing the effects of MuDelta on bowel motility in a variety of preclinical and animal models (Wade et al.,Volume 167: 1111-1125, 2012).

JNJ-Q2 for skin and lung infections

Community-acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI, are important public-health concerns due to increasing drug resistance of established antibiotics to causative pathogens. Due to the emerging resistance to established antibiotics, there is a large unmet need for antibiotics such as JNJ-Q2, that cover a broad range of pathogens, including resistant Staphylococcus (“Staph”) and Streptococcus (“Strep”), and that have the potential for both intravenous and oral use. Bacterial infections are a major cause of morbidity and mortality. More than 14 million ambulatory physician visits each year are related to skin and soft-tissue infections, and approximately 94,000 Americans developed serious MRSA (methicillin-resistant Staphylococcus “Staph” aureus) infections in 2005, according to a study published in the Journal of the American Medical Association. Global microbiological surveillance suggests that approximately 40% of Staph infections in the U.S., Latin America and Asia Pacific are MRSA. According to Global Data, the global MRSA market was valued at $900 million in 2010 and is projected to exceed $1.0 billion by 2017. The pneumonia therapeutics market was valued at $2.0 billion in 2010 with $1.8 billion value forecast for 2018 due to expected patent expirations.

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

JNJ-Q2 is Phase III-ready for two indications: ABSSSI and CABP. We have obtained positive results for a Phase II study in ABSSSI that we published in Antimicrobial Agents and Chemotherapy (2011) 55:5790–5797, and the compound has what we believe is a clear regulatory path to support global Phase III development in ABSSSI. We have also obtained favorable qualitative results for a small Phase II double-blind randomized study in hospitalized patients with CABP who received IV-to-oral switch therapy.

In 2011, we acquired full exclusive license rights to develop and commercialize JNJ-Q2 under our existing development and license agreement with Janssen. We acquired rights to JNJ-Q2 as a result of Janssen's decision not to exercise its option under the agreement, which gave Janssen the opportunity to continue development of JNJ-Q2. This decision was related to Janssen's April 2011 announcement that it will be directing its research and development investments toward antivirals and vaccines and would not be investing in new antibacterial therapies. Based on our existing agreement, Janssen may receive up to $50.0 million in regulatory milestone payments, and if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

We are continuing to seek to partner or out-license JNJ-Q2, with minimal expenditures forecasted in 2012, and have retained an investment bank to assist with these efforts. We believe this drug has the potential to be a valuable broad-spectrum therapy for serious skin and lung infections.

Recent events: A total of ten abstracts and papers have been published on JNJ-Q2 in 2012, covering preclinical research done by Janssen, as well as data on the clinical pharmacology and microbiology profiles of the product. Complete references for these publications are posted on our web site, www.furiex.com.

Marketed Products

Nesina ® (alogliptin) for Type II diabetes

Globally, as of 2010, it is estimated that there were 285 million people with diabetes. Type-2 diabetes comprises about 85%-95% of the total cases of diabetes. Worldwide sales of anti-diabetic treatments in 2010 were $34.4 billion.

Nesina, which Takeda Pharmaceuticals Company Limited, or Takeda, markets in Japan, is the trade name for alogliptin, a member of a relatively new class of drugs for the oral treatment of Type-2 diabetes. Nesina is a highly selective dipeptidyl peptidase-4, or DPP-4, inhibitor that slows the inactivation of hormones known as incretins, which play a major role in regulating blood sugar levels and might improve pancreatic function. Alogliptin has been studied in 12 Phase III trials including more than 8,000 patients. Pivotal trials demonstrated that Nesina was well-tolerated when given as a single daily dose and it significantly improved glycemic control in Type-2 diabetes patients without raising the incidence of hypoglycemia. Additionally, Nesina has been shown to enhance glycemic control when used in combination with other commonly prescribed diabetes drugs. Nesina is approved for combination use in Japan with a variety of other diabetes drugs including glucosidase inhibitors, sulfonylureas, biguanides, and Actos® (pioglitazone), and is also marketed as a fixed-dose combination with Actos, known as Liovel®. Takeda is conducting a cardiovascular outcomes study known as the “EXAMINE” trial.

Under our agreement with Takeda, we will be entitled to receive up to $35.0 million in future regulatory milestone payments ($25.0 million for U.S. approval and $10.0 million for E.U. marketing authorization), and up to $33.0 million in sales-based milestone payments. In addition, we are entitled to receive payments on worldwide sales of Nesina based on royalty rates of 7% to 12% in the U.S., 4% to 8% in Europe and Japan and 3% to 7% in regions other than the U.S., Europe or Japan. These royalty payments are subject to a reduction of up to 0.5% for a portion of payments by Takeda to a licensor for intellectual property related to Nesina. Royalties are to be paid for the later of ten years following the first commercial sale or two years following the expiration of the last to expire patent. Takeda must pay us royalties for Liovel sales based on the proportion of Nesina's average sales price compared to that of pioglitazone plus Nesina. We have no further financial obligation under this agreement.

Recent events: On July 27, 2012, Takeda confirmed the resubmission of the New Drug Applications, or NDAs, to the FDA for alogliptin and the fixed-dose combination therapy alogliptin and pioglitazone. Takeda anticipates the applications will be reviewed within six months from the resubmission date. The E.U. marketing application, which was submitted in the second quarter of 2012, continues to progress, with a regulatory decision about marketing approval expected in the latter half of 2013.

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

Priligy is currently marketed in 15 countries ex-U.S., including seven countries in the E.U., and is approved in 56 countries worldwide. In 2012, Priligy was recommended for approval in all E.U. states by the E.U. Commission, and national approvals in Europe are now in progress. We are enthusiastic about the potential for Priligy ex-U.S.; however, we cannot assure that the drug will be approved in the United States.

In May 2012, we entered into an agreement whereby Alza and Janssen will transfer worldwide Priligy rights to us. In May 2012, we also entered into a license agreement with the Menarini Group (Menarini) to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. This transaction became effective on July 30, 2012. We will retain full development and commercialization rights in the United States, Japan and Canada. Janssen will continue to make Priligy available to patients during a transition period, until Marketing Authorizations are transferred to Menarini. We believe this transition period will be nine to 12 months. Janssen will also manufacture and manage certain clinical and regulatory activities for Priligy for pre-defined periods. Under our license agreement with Menarini, we received a $15.0 million upfront payment and $10.0 million of regulatory milestone payments, and are eligible to receive up to $10.0 million in launch milestones and up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms. We are obligated to pay $15.0 million to Janssen for transition services, with $7.5 million paid within 45 days of closing and $3.75 million due within 10 business days of the beginning of each of the following two calendar quarters. We must also pay Janssen fees for the product sales and distribution activities that they will perform as part of a sales service agreement. In addition, we may incur up to $1.0 million for reasonable out-of-pocket expenses over the transition period. Menarini is obligated to pay for the current ongoing clinical studies.

We acquired patents for Priligy from Eli Lilly and Company, or Lilly, and are obligated to pay Lilly a royalty of 5% on annual sales in excess of $800.0 million. In addition, under the terms of the license agreement with Menarini, Menarini will pay the royalties owed to Lilly in each country where Lilly is eligible for payments, but we are no longer eligible for payments from Menarini.

Recent Events: In August 2012, we received payment from Menarini for $10.0 million in regulatory milestones for marketing approvals in new countries as well as the $15.0 million upfront payment. In September 2012, we paid Janssen $7.5 million, and will owe an additional $3.75 million due within 10 business days of the beginning of each of the following two calendar quarters, comprising the total transition service fee due Janssen of $15.0 million. The transition of Priligy is progressing as planned; Janssen is in the process of transferring the appropriate country-specific marketing authorization licenses to Menarini. We anticipate that key marketing authorization transfers in Europe should be completed in the first quarter of 2013. Janssen recently transferred the U.S. IND for Priligy to us; at this time, we do not have plans to re-submit the NDA, as our primary focus is our MuDelta program, and currently there is no clear guidance from the FDA on acceptable study endpoints for premature ejaculation. We will continue to monitor the situation and might reassess our strategy should circumstances change.

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

Results of Operations

The Company's business consists solely of compound development and collaborative activities. Accordingly, the Company operates in one reportable business segment. Historically, our revenues consisted primarily of milestone and royalty payments from collaborators. For the nine-month period ended September 30, 2012, our total revenue of $31.3 million consisted of $10.0 million related to a regulatory milestone payment from Takeda, $10.0 million of regulatory milestone payments from Menarini and $11.3 million of royalty revenue from the sale of Nesina, Liovel and Priligy by our collaborators.

We incurred research and development expenses of $54.9 million for the nine-month period ended September 30, 2012. Our research and development expenses include Phase III costs associated with the continued development of MuDelta, a $1.0 million development milestone payment to Ranbaxy Laboratories, Ltd., or Ranbaxy, in connection with the completion of the Phase II final study report for PPD-10558, and a $5.0 million regulatory milestone payment to Janssen related to the dosing of the fifth patient in the on-going Phase III trial for MuDelta.

We expense all research and development expenses for our drug candidates and external collaborations as incurred. Our forecasted total research and development expenses for the next 15 months is expected to run between $105.0 million and $115.0 million, comprised almost entirely of Phase III study costs, manufacturing, non-clinical and Phase I study costs associated with MuDelta. Our forecasted research and development expenses for MuDelta for the remainder of the year is expected to run between $24.0 million and $26.0 million. We are actively exploring various funding and partnering options to advance the Phase III development of MuDelta. Any partnering arrangement we enter into could alter our forecasted research and development expenses for MuDelta.

For the nine-month period ended September 30, 2012, we reported a net loss of $33.8 million. We expect to continue to incur net losses until revenues from all sources reach a level sufficient to support our on-going operations.

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

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2012

The following table sets forth amounts from our consolidated financial statements for the three months ended September 30, 2011 compared to the three months ended September 30, 2012.

	Three Months Ended September 30,
(in thousands)	2011	2012
Revenue:
Milestones	$—	$10,000
Royalties	1,272	5,577
Total revenue	1,272	15,577
Research and development expenses	12,024	14,798
Selling, general and administrative expenses	2,100	3,209
Depreciation and amortization	19	22
Total operating expenses	14,143	18,029
Operating loss	(12,871)	(2,452)
Interest expense	136	837
Other income, net	—	—
Loss before provision for income taxes	(13,007)	(3,289)
Provision for income taxes	6	(3)
Net loss	$(13,013)	$(3,286)

Revenue. Total revenue increased $14.3 million to $15.6 million in the third quarter of 2012 from the third quarter of 2011. This increase was due to $10.0 million of regulatory milestone payments from Menarini upon the closing of the new license agreement related to Priligy in July 2012, an increase in royalty revenue related to the sale of Nesina and Liovel in Japan and an increase in royalty revenue related to sales of Priligy in various countries outside the United States. Nesina and Liovel royalty revenues from Japan increased 63.3% from the second quarter of 2012.

Expenses. Research and development, or R&D, expenses increased $2.8 million to $14.8 million in the third quarter of 2012 from the third quarter of 2011. The increase in R&D expense was due predominantly to Phase III costs associated with the continued development of MuDelta, partially offset by decreases in spending for the discontinued PPD-10558 program and completion of the Phase II work related to MuDelta and JNJ-Q2.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the three months ended September 30, 2011 compared to the three months ended September 30, 2012.

	Three Months Ended September 30,
(in thousands)	2011	2012	$ Inc (Dec)
R&D expense by project:
MuDelta	$3,595	$13,940	$10,345
JNJ-Q2	4,574	164	(4,410)
PPD-10558	3,398	—	(3,398)
Other R&D expense	457	694	237
Total R&D expense	$12,024	$14,798	$2,774

R&D expenses will likely fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. In 2011, we acquired the rights to the JNJ-Q2 and MuDelta compounds as a result of Janssen's decision not to exercise its option under the collaborative agreements for those compounds. We are continuing to seek to partner or out-license JNJ-Q2, with minimal expenditures forecasted in 2012. We currently expect total costs associated with the continued development of MuDelta to be between $24.0 million and $26.0 million for the remainder of the year. We are actively exploring various funding and partnering options to advance the Phase III development of MuDelta. Any partnering arrangement we enter into could alter our forecasted research and development expenses for MuDelta. Our forecasted total research and development expenses for the next 15 months is expected to run between $105.0 million and $115.0 million, comprised almost entirely of Phase III study costs, manufacturing, non-clinical and Phase I study costs associated with MuDelta.

Selling, general and administrative, or SG&A expenses, increased $1.1 million to $3.2 million in the third quarter of 2012 from the third quarter of 2011. The increase in SG&A expenses was due primarily to increases in non-cash stock compensation expense of $0.4 million and increases in consulting expenses of $0.4 million.

Interest expense of $0.8 million for the third quarter of 2012 related entirely to our loan agreement with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank.

Income Taxes. During 2011 and 2012, we did not record a tax benefit related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. We anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability. For the three-month period ended September 30, 2012, we recorded an insignificant amount of income tax benefit. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which we amortize and deduct for tax purposes, but treat as an indefinite-lived intangible asset for financial reporting purposes. During the current quarter, the Company filed its federal and state tax returns and updated the associated state tax rate used to tax effect this deferred tax liability based on current state apportionment factors, resulting in a tax benefit reflected in the current period.

Results of Operations. Net loss of $3.3 million in the third quarter of 2012 represents a $9.7 million decrease from net loss of $13.0 million in the third quarter of 2011. This decrease in our net loss resulted primarily from the $14.3 million increase in revenue, offset by the $2.8 million increase in R&D expenses, a $0.7 million increase in interest expense and $1.1 million increase in SG&A expenses, as described above.

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2012

The following table sets forth amounts from our consolidated financial statements for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2012.

	Nine Months Ended September 30,
(in thousands)	2011	2012
Revenue:
Milestones	$—	$20,000
Royalties	2,505	11,297
Total revenue	2,505	31,297
Research and development expenses	38,123	54,919
Selling, general and administrative expenses	6,424	8,732
Depreciation and amortization	64	64
Total operating expenses	44,611	63,715
Operating loss	(42,106)	(32,418)
Interest expense	136	1,386
Other income, net	—	—
Loss before provision for income taxes	(42,242)	(33,804)
Provision for income taxes	18	9
Net loss	$(42,260)	$(33,813)

Revenue. Total revenue increased $28.8 million to $31.3 million in the first nine months of 2012 from the first nine months of 2011. This increase was due to a $10.0 million regulatory milestone payment from Takeda with respect to the acceptance of the submission of a Marketing Authorization Application from the European Medicines Agency for alogliptin in May 2012, $10.0 million of regulatory milestone payments from Menarini upon the closing of the new license agreement related to Priligy in July 2012, an increase in royalty revenue related to the sale of Nesina and Liovel in Japan and an increase in royalty revenue related to sales of Priligy in various countries outside the United States.

Expenses. Research and development expenses increased $16.8 million to $54.9 million in the first nine months of 2012 from the first nine months of 2011. The increase in R&D expense was due predominantly to Phase III costs associated with the continued development of MuDelta, a $1.0 million development milestone payment to Ranbaxy in connection with the completion of the Phase II final study report for PPD-10558, and a $5.0 million regulatory milestone payment due to Janssen related to the dosing of the fifth patient in the on-going Phase III trial for MuDelta, partially offset by decreases in spending for the discontinued PPD-10558 program and completion of the Phase II work related to MuDelta and JNJ-Q2.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2012.

	Nine Months Ended September 30,
(in thousands)	2011	2012	$ Inc (Dec)
R&D expense by project:
MuDelta	$14,847	$50,759	$35,912
JNJ-Q2	12,020	711	(11,309)
PPD-10558	9,528	1,324	(8,204)
Other R&D expense	1,728	2,125	397
Total R&D expense	$38,123	$54,919	$16,796

R&D expenses will likely fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. In 2011, we acquired the rights to the JNJ-Q2 and MuDelta compounds as a result of Janssen's decision not to exercise its option under the collaborative agreements for those compounds. We are continuing to seek to partner or out-license JNJ-Q2, with minimal expenditures forecasted in 2012. We currently expect total costs associated with the continued development of MuDelta to be between $24.0 million and $26.0 million for the remainder of the year. We are actively exploring various funding and partnering options to advance the Phase III development of MuDelta. Any partnering arrangement we enter into could alter our forecasted research and development expenses for MuDelta. Our forecasted total research and development expenses for the next 15 months is expected to run between $105.0 million and $115.0 million, comprised almost entirely of Phase III study costs, manufacturing, non-clinical and Phase I study costs associated with MuDelta.

Selling, general and administrative expenses increased $2.3 million to $8.7 million in the first nine months of 2012 from the first nine months of 2011. The increase in SG&A expenses was due primarily to increases in non-cash stock compensation expense of $1.0 million, including additional grants issued to employees during 2012 and the mark-to-market adjustment for non-vested consultant options, and increases in consulting and legal expenses of $0.9 million.

Interest expense of $1.4 million for the first nine months of 2012 related entirely to our loan agreement with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank.

Income Taxes. During 2011 and 2012, we did not record a tax benefit related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. We anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability. For the nine-month period ended September 30, 2012, we recorded an insignificant amount of income tax expense. This amount relates to the adjustment of a deferred tax liability associated with historical goodwill, which we amortize and deduct for tax purposes, but treat as an indefinite-lived intangible asset for financial reporting purposes. During the current quarter, the Company filed its federal and state tax returns and updated the associated state tax rate used to tax effect this deferred tax liability based on current state apportionment factors.

Results of Operations. Net loss of $33.8 million during the first nine months of 2012 represents a $8.4 million decrease from net loss of $42.3 million during the first nine months of 2011. This decrease in our net loss resulted primarily from the $28.8 million increase in revenue, partially offset by the $16.8 million increase in R&D expenses, a $1.3 million increase in interest expense and the $2.3 million increase in SG&A expenses, as described above.

Liquidity and Capital Resources

As of September 30, 2012, we had $47.8 million of cash, cash equivalents and short-term investments. In addition, we had $7.5 million of accounts receivable and $19.9 million of accounts payable and accrued expenses. Included in the quarter-end accrued expense balance is $7.5 million owed to Janssen associated with Priligy transition services. The primary source of our current cash, cash equivalents and short-term investments is $53.8 million of cash received related to upfront, milestone and royalty payments since the spin-off from PPD and cash from the issuance of debt.

On August 18, 2011, we entered into a loan agreement with MidCap Funding III, LLC and Silicon Valley Bank. This initial borrowing in the amount of $10.0 million had a fixed interest rate of 10.25% per annum and was initially due August 1, 2015. On August 2, 2012, we entered into an amended loan agreement with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank for an additional $30.0 million. This new agreement amended the prior agreement by resetting the maturity date to August 2, 2016 for a total amount of $40.0 million, bearing interest at a fixed rate of 10.00%, subject to adjustment under specified conditions. Interest accrues daily and is payable on the first day of the following month, in arrears. Principal payments are due on a ratable monthly basis from August 1, 2013 until maturity.

We have incurred losses and negative cash flows from operations since the spin-off and will continue to incur operating losses until revenues from all sources reach a level sufficient to support our on-going operations. Our long-term liquidity needs will largely be determined by the success of our products already being commercialized by collaborators, key development and regulatory events that might impact our ability to out-license our development compounds, and expenses associated with research and development efforts. Based on current forecasts, we believe we have sufficient liquidity to continue our planned operations for the next 12 months. However, if one or more of our forecasted milestone events and / or the expected growth in royalty payments fails to meet our expectations, or if research and development expenses increase because of slower than expected enrollment rates or other factors, we will likely need to find additional sources of financing to support our Phase Ill development efforts for MuDelta. Depending upon the success and timing of receipt of various milestone payments and royalties, it might be necessary to do one or more of the following in the next 12 months: (a) raise additional capital; (b) reduce spending on research and development; or (c) restructure our operations. The Company currently expects that additional funding, if necessary or desired, would come from potential sources including, but not limited to, partnering income, royalty financing, debt and / or equity issuances.

While we believe we have adequate sources of liquidity to fund our operations for at least 12 months based on our current operating projections, our liquidity over that time period could be affected by, among other things: our ability to raise additional funds through equity, debt or other financing alternatives; risks and costs related to our development efforts, regulatory approval and commercialization of our compound condidates; changes in regulatory compliance requirements; reliance on existing collaborators and the potential need to enter into additional collaborative arrangements; or other factors described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011.

The timing and amount of any future expenses, trial completion dates and revenues related to our compounds are subject to significant uncertainty. We do not know if we will be successful in developing any of our drug candidates. The timing and amount of our research and development expenses will depend upon the costs associated with the present and potential future clinical trials and non-clinical studies of our drug candidates, any related expansion of our research and development organization, changes in regulatory requirements and manufacturing costs. There are numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of events arising during clinical development. For example, if the FDA, or another regulatory authority, were to require us or one of our collaborators to conduct clinical trials beyond those we currently anticipate to complete clinical development of a drug candidate, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. The timing and amount of revenues, if any, are dependent upon the success of the clinical trials as well as the commercial success of these products in the marketplace, all of which are subject to a variety of risks and uncertainties.

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

For the nine-month period ended September 30, 2012, our operating activities used $26.3 million in cash compared to $37.2 million used for the same period in 2011. The decrease in net cash used in operating activities relates primarily to the increase in accounts payable related to the Phase III development of MuDelta.

For the nine-month period ended September 30, 2012, our investing activities provided approximately $2.4 million in cash compared to $10.0 million used for the same period in 2011. The increase in net cash provided by investing activities related to the sale of short-term investments of $10.0 million, offset by additional purchases of short-term investments of $7.5 million during the period.

For the nine-month period ended September 30, 2012, our financing activities provided $30.6 million in cash compared to $10.0 million for the same period in 2011. The increase in net cash provided by financing activities relates to the closing of the amended loan agreement for an additional $30.0 million in August 2012 and from the issuance of common stock related to stock option exercises during the period.

Contractual Obligations

As of September 30, 2012, future minimum payments on all of our contractual obligations for fiscal years ended subsequent to September 30, 2012 were as follows related to our Amended Loan and Security Agreement, Priligy transition service payments owed Janssen and operating leases in Morrisville, North Carolina and Wilmington, North Carolina:

Years Ended December 31 (in thousands)	2012	2013	2014	2015	2016	Total
Long-term Debt: Principal	$—	$5,406	$12,973	$12,973	$8,648	$40,000
Long-term Debt: Interest	1,085	4,168	3,042	1,727	401	10,423
Janssen Transition Service Payments	3,750	3,750	—	—	—	7,500
Operating Leases	40	93	—	—	—	133
Total Contractual Obligations	$4,875	$13,417	$16,015	$14,700	$9,049	$58,056

As of September 30, 2012, we were contingently obligated under collaboration agreements that have not been included in the table above due to the inherent uncertainty in the amounts and timing of payments. For more information, see Note 4 to the consolidated financial statements.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Critical Accounting Policies and the Use of Estimates

There have been no significant changes to our critical accounting policies or the use of estimates described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued an update to the accounting standard that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit's fair value is, more likely than not, greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to proceed directly to the quantitative assessment. This guidance is effective for interim and annual reporting periods beginning January 1, 2012. The adoption of this standard on January 1, 2012 did not have a material impact on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Under our current investment policies, we invest our cash, cash equivalents and short-term investments in money market funds that invest in short-term U.S. Treasury securities with insignificant rates of return. Due to the short-term nature of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our cash, cash equivalents and short-term investments.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.     Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

10.28†

Amended and Restated Loan and Security Agreement dated August 2, 2012 by and among MidCap Funding III, LLC, Furiex Pharmaceuticals, Inc., APBI Holdings, LLC, Development Partners, LLC and Genupro, Inc.

10.29	Omnibus Amendment and Reaffirmation Agreement dated August 2, 2012 by and among MidCap Funding III, LLC, Furiex Pharmaceuticals, Inc., APBI Holdings, LLC, Development Partners, LLC and Genupro, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL)

†

The registrant has requested confidential treatment with respect to portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

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

Date: November 6, 2012