Form 10-Q/A
period 2012-09-30
Furiex Pharmaceuticals, Inc.
filed 2013-02-12
CIK 1484478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Furiex Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Original Filing”), which we originally filed with the Securities and Exchange Commission on November 6, 2012.  We are filing this amendment for the sole purpose of revising portions of Exhibit 10.28 to address comments we received from the Staff of the Commission in response to our confidential treatment request with respect to portions of Exhibit 10.28.

This amendment speaks as of the filing date of the Original Filing, does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Filing or any exhibits thereto.

Part II. OTHER INFORMATION

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q/A.

Exhibit Number	Description
10.28†
Amended and Restated Loan and Security Agreement dated August 2, 2012 by and among MidCap Funding III, LLC, Furiex Pharmaceuticals, Inc., APBI Holdings, LLC, Development Partners, LLC and Genupro, Inc.

10.29*	Omnibus Amendment and Reaffirmation Agreement dated August 2, 2012 by and among MidCap Funding III, LLC, Furiex Pharmaceuticals, Inc., APBI Holdings, LLC, Development Partners, LLC and Genupro, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL)

†	Confidential treatment requested for portions of this exhibit.

*	Filed or furnished as part of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FURIEX PHARMACEUTICALS, INC.
(Registrant)

By	/s/ Marshall H. Woodworth
Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

Date: February 12, 2013