Form 10-Q
period 2013-03-31
Furiex Pharmaceuticals, Inc.
filed 2013-05-09
CIK 1484478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,114,029 shares of common stock, par value $0.001 per share, as of April 30, 2013.

Part I. FINANCIAL INFORMATION

Item  1.      Financial Statements

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2013
Revenue:
Milestones	$—	$30,000
Royalties	2,645	9,325
Total revenue	2,645	39,325
Research and development expenses	9,368	25,363
Selling, general and administrative expenses	2,733	3,873
Depreciation and amortization	21	22
Total operating expenses	12,122	29,258
Operating (loss) income	(9,477)	10,067
Interest expense	275	1,100
Other income, net	—	90
(Loss) income before provision for income taxes	(9,752)	9,057
Less provision for income taxes	6	91
Net (loss) income	$(9,758)	$8,966

Net (loss) income per basic share	$(0.98)	$0.89
Net (loss) income per diluted share	$(0.98)	$0.82

Weighted-average shares used to compute net (loss) income per basic share	9,949	10,036
Dilutive effect of stock options	—	838
Weighted-average shares used to compute net (loss) income per diluted share	9,949	10,874

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	December 31, 2012	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$25,718	$36,421
Accounts receivable, net	11,745	15,114
Prepaid expenses	320	238
Total current assets	37,783	51,773
Property and equipment, net	118	98
Investments	7,500	7,500
Goodwill	49,116	49,116
Other assets	238	200
Total assets	$94,755	$108,687

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,604	$6,099
Accrued expenses	10,230	12,007
Current portion of long-term debt	5,405	8,649
Total current liabilities	22,239	26,755
Long-term debt, net	34,595	31,351
Other long-term liabilities	324	392
Total liabilities	57,158	58,498
Commitments and contingencies (Note 4)
Common stock, $0.001 par value, 40,000,000 shares authorized; 10,015,297 and 10,114,029 shares issued and outstanding, respectively	10	10
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Paid-in capital	164,577	168,203
Accumulated deficit	(126,990)	(118,024)
Total shareholders' equity	37,597	50,189
Total liabilities and shareholders' equity	$94,755	$108,687

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)
(in thousands)

	Common Stock
	Shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance at December 31, 2012	10,015	$10	$164,577	$(126,990)	$37,597
Exercise of common stock options	99	—	1,163	—	1,163
Stock compensation expense	—	—	2,463	—	2,463
Net income	—	—	—	8,966	8,966
Balance at March 31, 2013	10,114	$10	$168,203	$(118,024)	$50,189

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2013
Cash flows from operating activities:
Net (loss) income	$(9,758)	$8,966
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	21	22
Stock compensation expense	1,657	2,463
Changes in operating assets and liabilities:
Accounts receivable, net	(660)	(3,369)
Prepaid expenses	3	82
Other assets	—	38
Accounts payable	61	(505)
Accrued expenses	(3,347)	1,777
Other long-term liabilities	21	68
Net cash (used in) provided by operating activities	(12,002)	9,542
Cash flows from investing activities:
Purchases of property and equipment	(22)	(2)
Proceeds from sale of short-term investments	10,000	—
Net cash provided by (used in) investing activities	9,978	(2)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,163
Net cash provided by financing activities	—	1,163
Net (decrease) increase in cash and cash equivalents	(2,024)	10,703
Cash and cash equivalents, beginning of the period	33,628	25,718
Cash and cash equivalents, end of the period	$31,604	$36,421

Supplemental Disclosure of Cash Flow Information:
Interest paid	$259	$1,000

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

The significant accounting policies followed by the Company in this Quarterly Report on Form 10-Q are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated financial statements in accordance with the Securities and Exchange Commission's Rule 10-01 of Regulation S-X and, in management's opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has historically incurred losses and negative cash flows from operations since the spin-off. Based on current forecasts, the Company believes it has sufficient liquidity to continue its planned operations for at least the next 12 months. The Company's long-term liquidity needs will largely be determined by the success of its products already being commercialized by collaborators, key development and regulatory events that might impact the Company's ability to out-license its development compounds, and expenses associated with research and development efforts. Depending upon the success and timing of receipt of various milestone payments and royalties, it might be necessary to do one or more of the following in the next 12 months: (a) raise additional capital through equity or debt financings or from other sources; (b) reduce spending on research and development; or (c) restructure the Company's operations. The Company currently receives on-going revenue from royalties on sales of Nesina®, Liovel® and Priligy®. The Company expects to incur operating losses unless revenues from all sources reach a level sufficient to support its on-going operations.

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

Earnings Per Share

The Company calculates net income (loss) per basic share by dividing net income (loss) by the weighted-average number of shares outstanding during the reporting period. The Company calculates net income (loss) per diluted share by dividing net income (loss) by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based awards. All potentially dilutive securities relate to stock options issued as part of the Company's share-based compensation plan. The calculation of net loss per diluted share for the three-month period ended March 31, 2012 is the same as net loss per basic share because the inclusion of any potentially dilutive securities would be anti-dilutive. Potentially dilutive securities totaling approximately 1,639,000 for the three-month period ended March 31, 2012 were excluded from the calculation of diluted loss per share because of their anti-dilutive effect. For the three-month period ended March 31, 2013 there were no potentially dilutive securities excluded from the calculation of diluted income per share because of their anti-dilutive effect.  In addition, the Company did not include the excess tax benefit that would be created upon the assumed exercises of certain share-based payment awards in the calculation of diluted income per share for the three-month period ended March 31, 2013, based upon its assessment of whether it is more likely than not that some or all of the excess tax benefits computed in the current reporting period will be realized.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Comprehensive Income (Loss)

There are no items of comprehensive income (loss) other than net income (loss) for any periods presented.

Revenue Recognition

The Company generates revenue in the form of upfront payments, development and regulatory milestone payments, royalties, and launch-based and sales-based milestone payments in connection with the out-license or sale of products. The receipt of future milestone payments and royalties depends on the success of the Company's compound development and the Company's collaborators' success in developing and commercializing compounds. Upfront payments are generally paid within a short period of time following the execution of an out-license or collaboration agreement. Development and regulatory milestone payments are typically one-time payments to the Company triggered by the collaborator's achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission approval. Royalties are payments received by the Company based on net product sales of a collaborator. Launch-based milestone payments are one-time payments to the Company triggered when a collaborator first introduces for sale an out-licensed product in a new geographical region. Sales-based milestone payments are typically one-time payments to the Company triggered when aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. The Company recognizes upfront payments, development and regulatory milestone payments, royalty payments, and launch-based and sales-based milestone payments from its collaborators when the event that triggers the obligation of payment has occurred, there is no further obligation on the Company's part in connection with the payment and collection is reasonably assured.

The Company assesses each collaboration agreement it enters into for potential indicators associated with agent and principal considerations for each related cash payment and receipt. Based on the terms of the underlying agreement and the determination of which party to the transaction is the primary obligor, the Company records the underlying activities that are associated with contractual payments within the consolidated statements of operations and consolidated balance sheets on a net or gross basis, accordingly.

Concentration of Credit Risk

The Company's collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Two collaborators accounted for all of the Company's revenue for the three-month period ended March 31, 2012. Three collaborators accounted for all of the Company's revenue for the three-month period ended March 31, 2013. The first collaborator accounted for $2.5 million and $33.8 million of total revenue for the three-month periods ended March 31, 2012 and 2013, respectively. The second collaborator accounted for $0.2 million and $0.2 million of total revenue for the three-month periods ended March 31, 2012 and 2013, respectively. The third collaborator accounted for $5.4 million of total revenue for the three-month period ended March 31, 2013. The Company had no revenue from the third collaborator for the three-month period ended March 31, 2012.

The March 31, 2012 and 2013 balance of accounts receivable relates to royalty and milestone receivables related to Nesina, Liovel and Priligy based on net product sales and activities by the Company's collaborators and, as described in Note 4, $0.7 million due from a collaborator to fund on-going clinical study costs associated with Priligy. The first and third collaborator accounted for the majority of the accounts receivable balance as of March 31, 2013. The first collaborator accounted for the majority of the accounts receivable balance as of March 31, 2012.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Research and Development Expenses

Research and development costs consist primarily of costs associated with pre-clinical studies, non-clinical studies and the clinical trials of the Company's compounds, development materials, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work and consulting services. Research and development costs include clinical research services, pre-clinical testing, non-clinical testing and clinical drug manufacturing provided by third parties, the direct cost of the Company's personnel managing the programs and upfront and milestone payments to the Company's collaborators. The Company charges research and development costs to operations as incurred and discloses them in the consolidated statements of operations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of unrestricted cash accounts that are not subject to withdrawal restrictions or penalties, and all highly liquid investments that have a maturity of three months or less at the date of purchase.

Investments consist of restricted cash accounts and money market funds that hold short-term U.S. Treasury securities that are subject to contractual withdrawal restrictions and penalties. Under the Amended and Restated Loan and Security Agreement with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank, the Company is required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $7.5 million through August 2, 2014, $5.0 million through August 2, 2015 and $2.5 million through August 2, 2016. As of March 31, 2013, this amount is reflected in long-term assets within the consolidated balance sheets as this requirement will not expire until August 2, 2016. In addition, the Company must maintain its primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of the Company's total cash and cash equivalents balance.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, investments, accounts payable and accrued expenses approximates fair value because of the short maturity of these items. The Company considers all cash on deposit and money market accounts with original maturities of three months or less at time of purchase to be cash and cash equivalents. The Company's cash and cash equivalents and investments represent cash accounts and money market funds that invest in short-term U.S. Treasury securities with insignificant rates of return and are considered Level 1 investments. Level 1 investments are investments where there are quoted prices in active markets available for identical assets or liabilities.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

During the three-month period ended March 31, 2012, the Company granted options to purchase 128,000 shares of common stock to employees with a weighted-average exercise price per share of $17.80. During the three-month period ended March 31, 2013, there were no options granted to employees, directors or consultants. All options are granted with an exercise price equal to the fair value of the Company's common stock on the grant date. The fair value of the Company's common stock on the grant date is equal to the most recent NASDAQ closing price of the Company's stock on the date of grant. The weighted-average grant date fair value per share is determined using the Black-Scholes option-pricing method. The weighted-average grant date fair value per share and aggregate fair value of options granted to employees during the three-month period ended March 31, 2012 was $10.87 and $1.4 million, respectively.

Expected option lives are based on the simplified method and volatilities used in fair valuation calculations are based on a benchmark of peer companies with similar expected lives. The Company recognizes the related expense on a straight-line basis over the vesting period. Share-based compensation expense recognized for Company employees, directors and consultants under the Plan included in the statements of operations for the three-month periods ended March 31, 2012 and 2013 was approximately $1.7 million and $2.5 million, respectively.

The amount of stock compensation expense related to consultant option grants, classified in selling, general and administrative expenses within the consolidated statements of operations, is marked to market at the end of each financial reporting period using the Black-Scholes option-pricing method and the period-end closing stock price, until such options vest. For the three-month periods ended March 31, 2012 and 2013, amounts reflected in the consolidated statements of operations related to consultant stock compensation expense, including the mark-to-market adjustment, were $0.8 million and $1.5 million, respectively. These non-employee grants relate to a consulting agreement executed with the Company’s founding Chairman, Dr. Fred Eshelman. The terms of this consulting agreement provided for a grant of stock options to purchase shares of the Company’s common stock equal to 2.0% of the Company’s common stock outstanding immediately after the completion of the spin-off, and additional stock options for an additional 1.0% on or about the second anniversary of the spin-off date. All options related to this consulting agreement had been granted as of December 31, 2011.

As of March 31, 2013, the Company had options outstanding to purchase an aggregate of approximately 1,545,000 shares of its common stock.

4. Commitments and Contingencies

The Company is involved in compound development and commercialization collaborations. The Company developed a risk-sharing research and development model with pharmaceutical and biotechnology companies to advance compounds to commercialization. Through collaborative arrangements based on this model, the Company shares with its collaborators the risks and potential rewards associated with the development and commercialization of drugs. As of March 31, 2013, the Company's four main collaborations were with Janssen Pharmaceutica, NV, or Janssen (an affiliate of Johnson & Johnson), related to avarofloxacin and eluxadoline (historically referred to by the Company as JNJ-Q2 and MuDelta, respectively) and the product Priligy (dapoxetine); Alza Corporation, or Alza, related to the product Priligy; Berlin-Chemie AG (Menarini Group), or Menarini, related to the product Priligy; and Takeda Pharmaceuticals Company Limited, or Takeda, related to the trelagliptin compound, Nesina (alogliptin), and alogliptin-related combination products.

As of March 31, 2013, the Company had two collaborations that involve potential future expenditures. The first is its collaboration with Alza and Janssen for Priligy.

On May 14, 2012, the Company and its wholly-owned subsidiary Genupro, Inc. entered into a license and asset transfer agreement with Alza and Janssen, whereby Alza and Janssen transferred to the Company worldwide rights for Priligy. To facilitate a uniform transition, Janssen will continue to manufacture and manage certain clinical and regulatory activities with respect to Priligy for a pre-defined period after the closing date of the agreement. This transaction became effective on July 30, 2012. Under the terms of this transaction, the Company was obligated to pay Janssen for transition services provided to the Company in the amount of $15.0 million, with $7.5 million paid within 45 days of closing, and $3.75 million due within 10 business days of the beginning of each of the following two calendar quarters. As of March 31, 2013, no amounts remain due to Janssen for these transition services. In addition, the Company is obligated to pay Janssen up to $19.0 million in potential on-going clinical study costs and up to $1.0 million for reasonable out-of-pocket expenses over the transition period. The Company must also pay Janssen fees related to Priligy sales and distribution activities that Janssen will perform for the Company during the transition period pursuant to a sales services agreement. The Company believes the transition period will be completed within 12 months from the contract date. Priligy will continue to be made available to patients under the sales service agreement until the marketing authorizations are transferred, at which time commercialization of the product will transition to the Company or its licensee. The term of the license and asset transfer agreement will expire on the latest of the completion of the transition of the product rights to the Company, the expiration of its last payment obligation to Janssen, or the expiration of the last-to-expire ancillary agreement.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company's collaboration with Alza and Janssen for Priligy, as described above, is associated with an out-license agreement under which the Company did receive, and is eligible to receive, additional payments. On May 14, 2012, Genupro entered into a license agreement with Menarini by which the Company licensed to Menarini exclusive rights to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. This transaction became effective on July 30, 2012. The Company retained full development and commercialization rights in the U.S., Japan and Canada. Menarini will assume responsibility for commercialization activities in the licensed territories and will fund the on-going clinical studies being performed by Janssen. Under the license agreement with Menarini, the Company received a $15.0 million upfront payment and $10.0 million of regulatory milestone payments during the third quarter of 2012. During the third quarter of 2012, the Company recognized milestone revenue of $10.0 million related to this agreement for regulatory submissions. The $15.0 million upfront payment received during the third quarter of 2012 was not recorded as milestone revenue, nor will the potential up to $19.0 million for on-going clinical study costs, based on the terms of the agreement described below. During the first quarter of 2013, the Company recognized milestone revenue of $5.0 million related to this agreement for the commercial launch of Priligy in France. In addition, under this agreement, the Company is eligible to receive up to $19.0 million to fund potential on-going clinical study costs being performed by Janssen, a $5.0 million launch-based milestone and up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms. The term of the license agreement (and the period during which Menarini must pay the Company royalties in a particular country for a particular product) will end, on a country-by-country basis, upon the latest of (i) the expiration of a valid relevant patent claim in that country, (ii) the expiration of marketing and data exclusivity in that country, or (iii) the market entry of an approved product in that country containing dapoxetine for use, on an as needed basis, for premature ejaculation.

In connection with the license and asset transfer agreement with Alza and Janssen, and the license agreement with Menarini, the Company has assessed the indicators associated with agent and principal considerations for each transaction. Based on the terms of the underlying agreements, the nature of the related cash payments and receipts (regarding the $15.0 million up-front and transition service payments, the up to $19.0 million to fund potential on-going clinical study costs and the fees related to Priligy sales and distribution activities performed by Janssen), and the determination that the Company is not the primary obligor for the underlying activities that are associated with these payments, the Company has recorded these amounts on a net basis within the consolidated statements of operations. For the quarter ended March 31, 2013, the Company paid amounts to Janssen, and correspondingly received equal payments from Menarini, totaling $1.8 million related to on-going clinical studies for Priligy. In addition, the Company paid to Janssen approximately $0.03 million in fees associated with sales and distribution activities for Priligy during the transition period. The Company has also considered the contractual right-of-offset related to these payments, for which the Company is effectively an intermediary, and has recorded these amounts on a gross basis within the consolidated balance sheets. As of March 31, 2013, approximately $0.7 million is reflected in both accounts receivable and accrued expenses related to the on-going Priligy clinical study costs being performed by Janssen.

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

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The second collaboration involving future expenditures is associated with the two compounds in-licensed from Janssen: avarofloxacin and eluxadoline. On April 18, 2011, Janssen announced that in connection with a broad strategic review of its portfolio of infectious disease programs, it would be redirecting its research and development efforts toward antivirals and vaccines, and would not be investing in the development of new antibacterial therapies. As a result, Janssen elected not to exercise its option to continue the development of the avarofloxacin compound. On April 19, 2011, the Company announced it had acquired full exclusive license rights to develop and commercialize the avarofloxacin compound under its existing development and license agreement with Janssen. On November 1, 2011, the Company announced it had acquired full exclusive license rights to develop and commercialize the eluxadoline compound under its existing development and license agreement with Janssen. The Company acquired these rights as a result of Janssen's decision not to exercise its option under the agreement to continue development of eluxadoline.

The Company plans to continue evaluating other partnering and funding opportunities for both the avarofloxacin and eluxadoline compounds. The Company may be obligated to pay Janssen up to $50.0 million in regulatory milestone payments for the avarofloxacin compound, up to $45.0 million in regulatory milestone payments for the eluxadoline compound, and, if approved for marketing, for both the avarofloxacin and eluxadoline compounds, individually, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q includes forward-looking statements. All statements other than statements of historical facts are forward-looking statements, including any projections of milestones, royalties or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning research and development, clinical development timelines, regulatory approvals, commercial launches, proposed new compounds, or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes”, “might”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential” or “continue”, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Form 10-Q are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

About Furiex Pharmaceuticals

We are a drug development collaboration company that uses innovative clinical development strategies to increase the value of partnered pharmaceutical assets and accelerate their development timelines. We collaborate with pharmaceutical and biotechnology companies to increase the value of their drug candidates by applying our novel approach to drug development, which we believe expedites research and development decision-making and can shorten drug development timelines. We share the risk with our collaborators by conducting and financing drug development programs and, in exchange, we share the potential rewards, receiving milestone and royalty payments for successful drug candidates. This business model is designed to help feed compound pipelines and deliver therapies to improve lives.

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

Our Business Strategy

Our strategy is to fully in-license and develop novel early stage drug candidates that address medical conditions with significant unmet need. We invest in innovative early stage drug candidates whose targets have scientific or clinical validation, and in disease areas that have a relatively straightforward path to regulatory approval. We leverage our extensive drug development expertise to implement efficient and high quality development programs that accelerate time to market. We progress drug candidates to key value inflection points and form strategic collaborations with commercial pharmaceutical companies in exchange for milestone payments and royalties. We subject each potential drug candidate we consider to a rigorous review process by our due diligence team, which has expertise in all aspects of drug development, as well as in intellectual property and commercial assessment. This approach has enabled us to build a diversified portfolio of drug candidates and commercialized products that offer value to patients, our investors and collaborators.

Our Portfolio

We have exclusive license rights to eluxadoline (MuDelta) which is in Phase III development and avarofloxacin (JNJ-Q2) which is Phase III-ready. We also have trelagliptin (SYR-472) which is in Phase III development by a collaborator, and three products that are commercialized by collaborators, for which we are eligible to receive regulatory or launch-based milestone payments plus worldwide sales-based royalty and sales-based milestone payments. The commercialized products, Nesina®, Liovel® and Priligy® are currently marketed outside of the United States, and we have no further development obligations for any of these products or SYR-472.

Compounds in Clinical Development

Eluxadoline1 (MuDelta) for diarrhea-predominant irritable bowel syndrome

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

Eluxadoline is a novel, orally active, investigational agent in Phase III development, with combined mu opioid receptor agonist and delta opioid receptor antagonist activity. The compound's dual opioid activity is designed to treat diarrhea and pain symptoms of IBS-d, without causing the constipating side effects that occur with mu opioid agonists. Eluxadoline acts locally in the gut and has very low oral bioavailability, thus limiting the potential for systemic side effects, such as sedation. In January 2011, the U.S. Food and Drug Administration, or FDA, granted Fast Track designation to the eluxadoline IBS-d program. Fast Track is a process for facilitating the development and expediting the review of drugs to treat serious diseases and fill unmet medical needs, with the goal of bringing important new drugs to patients earlier.

In 2011, we completed a large multicenter randomized-double-blind Phase II Proof-of-Concept trial in patients with IBS-d, which demonstrated that eluxadoline has a favorable efficacy and safety profile. Key findings from the Phase II Proof-of-Concept study results are summarized below:

The study reached statistical significance for the primary endpoint of improvement in stool consistency and abdominal pain at week four of treatment, which was developed prior to the release of the FDA's IBS guidance in 2010, as well as secondary endpoints of adequate relief of IBS-d symptoms at weeks 4, 8 and 12. Importantly, the favorable efficacy results were supported by a post hoc responder analysis, using the composite endpoint of improvement in daily pain and diarrheal symptoms over 12 weeks, consistent with the FDA 2012 final guidance, eluxadoline showed statistically and clinically meaningful differences compared with placebo at both the 100 mg BID and 200 mg BID doses.

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

In November 2011, we acquired full exclusive license rights to develop and commercialize eluxadoline under our existing development and license agreement with Janssen Pharmaceutica, NV, or Janssen (an affiliate of Johnson & Johnson). We acquired these rights as a result of Janssen's decision not to exercise its option under the agreement to continue development of eluxadoline. Based on our existing agreement, if we continue to develop and commercialize the compound, Janssen may receive up to $45.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties are to be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

Recent events: As of the beginning of May 2013, we had recruited over 70% of patients needed to complete the Phase III trials. We have more than 600 study sites in North America and the United Kingdom. We are actively exploring both partnering and funding opportunities to support the development of eluxadoline. A full publication of our Phase II study was accepted to the journal Gastroenterology on April 4, 2013. The article is entitled “Eluxadoline Benefits Patients with Irritable Bowel Syndrome with Diarrhea in a Phase 2 Study” and can be accessed on-line at the journal web site.

1 United States Adopted Names Council (USAN) adopted, International Nonproprietary Names (INN) approval pending.

Avarofloxacin1 (JNJ-Q2) for skin and lung infections

Community-acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI, are important public-health concerns due to increasing drug resistance of established antibiotics to causative pathogens. Due to the emerging resistance to established antibiotics, there is a large unmet need for antibiotics such as avarofloxacin that cover a broad range of pathogens, including resistant Staphylococcus (“Staph”) and Streptococcus (“Strep”), and that have the potential for both intravenous and oral use. Bacterial infections are a major cause of morbidity and mortality. Global microbiological surveillance suggests that approximately 40% of Staph infections in the U.S., Latin America and Asia Pacific are methicillin-resistant Staphylococcus “Staph” aureus, or MRSA. According to Global Data, the global MRSA market was valued at $900 million in 2010 and is projected to exceed $1.0 billion by 2017. The pneumonia therapeutics market was valued at $2.0 billion in 2010 with $1.8 billion value forecast for 2018 due to expected patent expirations.

Avarofloxacin is a novel, broad-spectrum fluoroquinolone antibiotic that is Phase III-ready for two indications: ABSSSI and CABP. Avarofloxacin has a low propensity to cause drug-resistance in vitro and has potent activity against two important drug-resistant pathogens: MRSA and drug-resistant Streptococcus pneumonia. In addition, avarofloxacin is highly active against other common and difficult to treat bacteria, including those that are gram-positive, atypical and anaerobic, as well as some gram negative bacteria. This broad bactericidal spectrum gives avarofloxacin an advantage over many other antibiotics, which do not reliably treat polymicrobial skin and wound infections or such a wide variety of respiratory pathogens. Avarofloxacin is active against resistant pathogens that might be used in bioterrorism and also against drug-resistant gonorrhea. It can be dosed both intravenously and orally, differentiating it from many other MRSA treatments that are only dosed intravenously.

In April 2011, we acquired full exclusive license rights to develop and commercialize avarofloxacin under our existing development and license agreement with Janssen. We acquired rights to avarofloxacin as a result of Janssen's decision not to exercise its option under the agreement, which gave Janssen the opportunity to continue development of avarofloxacin. This decision was related to Janssen's 2011 announcement that it would not be investing in new antibacterial therapies. Based on our existing agreement, Janssen may receive up to $50.0 million in regulatory milestone payments, and if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

In February 2013, avarofloxacin was granted a Qualified Infectious Disease Product and Fast Track designation from the FDA. These designations should enable us and/or any future collaborator with respect to the compound to benefit from certain incentives for the development of new antibiotics, including priority review and additional five-year market exclusivity, as provided under the Generating Antibiotic Incentives Now (GAIN) Act, which is incorporated within the FDA Safety and Innovation Act of 2012.

We are continuing to seek to partner or out-license avarofloxacin; however, the partnering environment for antibacterial agents remains challenging. We have forecasted minimal expenditures for this compound in 2013.

Marketed Products

Nesina (alogliptin) for Type-2 diabetes

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

Nesina, which is marketed by Takeda Pharmaceuticals Company Limited, or Takeda, is the trade name for alogliptin in Japan and the U.S. Nesina is a highly selective, orally-active dipeptidyl peptidase-4, or DPP-4, inhibitor that slows the inactivation of hormones known as incretins (glucagon-like peptide-1 and glucose-dependent insulinotropic peptide), which play a major role in regulating blood sugar levels and might improve pancreatic function. Approximately 8,500 patients with Type-2 diabetes have been treated with Nesina in 14 randomized, double-blind, controlled clinical trials. Pivotal trials demonstrated that Nesina was well-tolerated when given as a single daily dose and it significantly improved glycemic control in Type-2 diabetes patients without raising the incidence of hypoglycemia. Additionally, Nesina has been shown to enhance glycemic control when used in combination with other commonly prescribed diabetes drugs. Nesina is approved for combination use in Japan with a variety of other diabetes drugs, including glucosidase inhibitors, sulfonylureas, biguanides and Actos®, and is also marketed in Japan as a fixed-dose combination with Actos, known as Liovel. Takeda is conducting a prospective study of alogliptin known as the “EXAMINE” trial, which is a cardiovascular outcomes study of subjects with Type-2 diabetes and a history of acute coronary syndrome.

1 United States Adopted Names Council (USAN) adopted, International Nonproprietary Names (INN) approval pending.

We have no further financial obligations under our agreement with Takeda. Under this agreement, we will be entitled to receive a $10.0 million regulatory milestone payment for the first EU marketing authorization, and up to $33.0 million in sales-based milestone payments. In addition, we are entitled to receive payments on worldwide sales of Nesina and alogliptin related combination products based on royalty rates of 7% to 12% in the U.S., 4% to 8% in Europe and Japan and 3% to 7% in regions other than the U.S., Europe or Japan. Royalty payments are subject to a reduction of up to 0.5% for a portion of payments by Takeda to a licensor for intellectual property related to Nesina (except in Japan, where there is currently no intellectual property that would cause such a reduction).

Royalties are to be paid for the later of ten years following the first commercial sale or two years following the expiration of the last to expire patent. For Nesina combination product sales outside the U.S., royalties are based on the proportion of Nesina's average sales price compared to that of the combination product. For sales in the U.S, the royalties for combination product sales are based on an agreed-upon percent of product sales.

Recent events: On January 25, 2013, Takeda confirmed the approval from the FDA of three new Type-2 diabetes therapies, Nesina (alogliptin) and the fixed-dose combination therapies, Oseni®, (alogliptin and pioglitazone) and Kazano®, (alogliptin and metformin), for the treatment of Type-2 diabetes. Oseni is the first DPP4 inhibitor and thiazolidinedione combination product approved in the U.S. These approvals triggered a $25.0 million milestone payment to us which we received on February 27, 2013. The EU marketing application, which Takeda submitted in the second quarter of 2012, continues to progress, and Takeda expects a regulatory decision about marketing approval in the latter half of 2013. Additional marketing applications are under review in emerging markets.

Priligy (dapoxetine) for premature ejaculation

The reported percentage of men affected with premature ejaculation, or PE, at some point during their lives ranges from 4% to 30%, depending on the methodology and criteria used. Priligy is the trade name for dapoxetine, a drug in tablet form specifically indicated for the “on-demand” treatment of PE.

Priligy is a unique, short-acting, selective serotonin reuptake inhibitor, or SSRI, designed to be taken only when needed, one to three hours before sexual intercourse, rather than every day. Priligy has been studied in over 12,000 patients in clinical trials, including five randomized, placebo-controlled Phase III clinical trials involving more than 6,000 men with PE. It is the first oral medication to be approved for this condition. Priligy is approved in 58 countries and currently marketed in 16 countries in Europe, Asia-Pacific and Latin America.

In May 2012, we entered into an agreement whereby Alza Corporation, or Alza, and Janssen transferred worldwide Priligy rights to us. In May 2012, we also entered into a license agreement with Berlin-Chemie AG (Menarini Group), or Menarini, to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. This transaction became effective on July 30, 2012. We will retain full development and commercialization rights in the U.S., Japan and Canada. Janssen will continue to make Priligy available to patients, until marketing authorizations are transferred to Menarini. Janssen will also manufacture and manage certain clinical and regulatory activities for Priligy for pre-defined periods. Under our license agreement with Menarini, we received a $15.0 million upfront payment and $10.0 million of regulatory milestone payments, and are eligible to receive a $5.0 million launch-based milestone payment and up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms. Under the terms of this transaction, we were obligated to pay Janssen for transition services provided to us in the amount of $15.0 million, with $7.5 million paid within 45 days of closing, and $3.75 million due within 10 business days of the beginning of each of the following two calendar quarters. As of March 31, 2013, no amounts remain due to Janssen for these transition services. We must also pay Janssen fees for the product sales and distribution activities that they will perform as part of a sales service agreement. In addition, we may incur up to $1.0 million for reasonable out-of-pocket expenses over the transition period. Menarini is obligated to pay for the current on-going clinical studies.

We now hold the U.S. IND for Priligy. At this time we do not have any immediate plans for the U.S. as our primary development focus is our eluxadoline program. However, we continue to monitor the FDA’s position on patient-reported outcomes that it considers acceptable for studies of premature ejaculation and will reassess our NDA strategy should circumstances change.

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

Recent events: The transition of Priligy is progressing as planned; country-specific marketing authorization licenses are continuing to transfer from Janssen to Menarini, and Menarini is now marketing Priligy in six countries. In March 2013, Menarini launched Priligy in France, which triggered a $5.0 million milestone payment to us. We anticipate that Menarini should be able to launch or re-launch Priligy in other key commercial markets during 2013.

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

Overview

Our business consists solely of compound development and collaborative activities. Accordingly, we operate in one reportable business segment. Our revenues consist primarily of milestone and royalty payments from collaborators. For the three-month period ended March 31, 2012, our total revenue of $2.6 million was comprised of royalty revenue from the sale of Nesina, Liovel and Priligy by our collaborators. For the three-month period ended March 31, 2013, our total revenue of $39.3 million consisted of a $25.0 million regulatory milestone payment from Takeda related to Nesina, a $5.0 million launch-based milestone payment from Menarini related to Priligy and $9.3 million of royalty revenue from the sale of Nesina, Liovel and Priligy by our collaborators.

We incurred research and development expenses of $9.4 million and $25.4 million for the three-month periods ended March 31, 2012 and 2013, respectively. Our current research and development expenses are primarily related to the continued development of eluxadoline. We expense all research and development costs for our compounds and external collaborations as incurred. Our forecasted total research and development expenses are expected to run between $65.0 million and $75.0 million for the remainder of the year, comprised almost entirely of Phase I and Phase III study costs, manufacturing costs and non-clinical costs associated with eluxadoline. We are actively exploring various partnering options with respect to eluxadoline. Any partnering arrangement we enter into could alter our forecasted research and development expenses for this program.

For the three-month period ended March 31, 2012 we reported a net loss of $9.8 million. For the three-month period ended March 31, 2013 we reported net income of $9.0 million. Although we generated net income in the current quarter, we have historically generated losses and there can be no assurances that we will generate income in future periods. We expect to continue to incur net losses unless revenues from all sources reach a level sufficient to support our on-going operations.

Our business is subject to various risks and uncertainties. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for information on these risks and uncertainties.

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

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2013

The following table sets forth amounts from our consolidated financial statements for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2013.

	Three Months Ended March 31,
(in thousands)	2012	2013
Revenue:
Milestones	$—	$30,000
Royalties	2,645	9,325
Total revenue	2,645	39,325
Research and development expenses	9,368	25,363
Selling, general and administrative expenses	2,733	3,873
Depreciation and amortization	21	22
Total operating expenses	12,122	29,258
Operating (loss) income	(9,477)	10,067
Interest expense	275	1,100
Other income, net	—	90
(Loss) income before provision for income taxes	(9,752)	9,057
Less provision for income taxes	6	91
Net (loss) income	$(9,758)	$8,966

Revenue. Total revenue increased $36.7 million to $39.3 million in the first quarter of 2013 from the first quarter of 2012. This increase was due to a $25.0 million regulatory milestone payment from Takeda with respect to the FDA approval of three new alogliptin-related products in January 2013, a $5.0 million milestone payment from Menarini upon the launch of Priligy in France, an increase in royalty revenue related to the sale of Nesina and Liovel in Japan and an increase in royalty revenue related to sales of Priligy in various countries outside the United States. Converting our first quarter 2013 royalty revenue related to Nesina and Liovel sales denominated in Yen at fourth quarter 2012 and first quarter 2012 contractual rates of exchange, our royalty revenue would have been $1.2 million and $1.4 million higher, respectively. Nesina and Liovel royalties from Japan were up 24% vs. the prior quarter on a local currency basis.

Expenses. Research and development, or R&D, expenses increased $16.0 million to $25.4 million in the first quarter of 2013 from the first quarter of 2012. The increase in R&D expense was due to Phase III costs associated with the continued development of eluxadoline.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2013.

	Three Months Ended March 31,
(in thousands)	2012	2013	$ Inc (Dec)
R&D expense by project:
Eluxadoline (MuDelta)	$8,014	$24,598	$16,584
Avarofloxacin (JNJ-Q2)	325	6	(319)
PPD-10558	323	—	(323)
Other R&D expense	706	759	53
Total R&D expense	$9,368	$25,363	$15,995

R&D expenses will likely fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. We are continuing to seek to partner or out-license avarofloxacin, with minimal expenditures forecasted in 2013. We are actively exploring partnering options for eluxadoline. Any partnering arrangement we enter into could alter our forecasted research and development expenses for this program. Our forecasted total research and development expenses are expected to run between $65.0 million and $75.0 million for the remainder of the year, comprised almost entirely of Phase I and Phase III study costs, manufacturing costs and non-clinical costs associated with the development of eluxadoline.

Selling, general and administrative, or SG&A expenses, increased $1.1 million to $3.9 million in the first quarter of 2013 from the first quarter of 2012. The increase in SG&A expenses was due primarily to increases in non-cash stock compensation expense of $0.8 million, including the mark-to-market adjustment for non-vested consultant options, and increases in consulting and legal expenses of $0.2 million.

Interest expense of $1.1 million for the three-month period ended March 31, 2013 related entirely to our amended loan agreement with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank.

Results of Operations. Net income of $9.0 million in the first quarter of 2013 represents an approximate $18.8 million increase from the net loss of $9.8 million in the first quarter of 2012. This improvement in our operating results resulted primarily from the $36.7 million increase in revenue, offset by the $16.0 million increase in R&D expenses, $0.8 million increase in interest expense and $1.1 million increase in SG&A expenses, as described above.

Liquidity and Capital Resources

As of March 31, 2013, we had $36.4 million of cash and cash equivalents. In addition, we had $15.1 million of accounts receivable and $18.1 million of accounts payable and accrued expenses. The primary source of our current cash, cash equivalents and investments is from upfront, milestone and royalty payments received since the spin-off from PPD and cash from the issuance of debt.

On August 18, 2011, we entered into a loan agreement with MidCap Funding III, LLC and Silicon Valley Bank. This initial borrowing in the amount of $10.0 million had a fixed interest rate of 10.25% per annum and was initially due August 1, 2015. On August 2, 2012, we entered into an amended loan agreement with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank for an additional $30.0 million. This new agreement amended the prior agreement by resetting the maturity date to August 2, 2016 for a total amount of $40.0 million, bearing interest at a fixed rate of 10.00%, subject to adjustment under specified conditions. Interest accrues daily and is payable on the first day of the following month, in arrears. Principal payments are due on a ratable monthly basis from August 1, 2013 until maturity. As part of this amended agreement, we are required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $7.5 million through August 2, 2014, $5.0 million through August 2, 2015 and $2.5 million through August 2, 2016. As of March 31, 2013, this amount is presented in investments within the consolidated balance sheets. In addition, we must maintain our primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of our total cash, cash equivalents and investments balance.

We have historically incurred losses and negative cash flows from operations since the spin-off and expect to continue to incur operating losses unless revenues from all sources reach a level sufficient to support our on-going operations. Our long-term liquidity needs will largely be determined by the success of our products already being commercialized by collaborators, key development and regulatory events that might impact our ability to out-license our development compounds, our ability to enter into new collaborations and their terms, and expenses associated with research and development efforts. Based on current forecasts, we believe we have sufficient liquidity to continue our planned operations for at least the next 12 months. However, if one or more of our forecasted milestone events and / or the expected growth in royalty payments fails to meet our expectations, or if research and development expenses increase because of slower than expected enrollment rates or other factors, we will likely need to find additional sources of financing to support our Phase III development efforts for eluxadoline. Depending upon the success and timing of receipt of various milestone payments and royalties, it might be necessary to do one or more of the following in the next 12 months: (a) raise additional capital; (b) reduce spending on research and development; or (c) restructure our operations. On an on-going basis, we evaluate our financial position with respect to current and future financing activities. The financing activities could take the form of additional debt or equity as dictated by our needs and our view toward our overall capital structure. We currently expect that additional funding, if necessary or desired, would come from potential sources including, but not limited to, partnering income, royalty financing, and debt or equity issuances.

While we believe we have adequate sources of liquidity to fund our operations for at least the next 12 months based on our current operating projections, our liquidity over that time period could be affected by, among other things: costs related to our development efforts; regulatory approval and commercialization of our compound candidates, which could affect milestone and royalty receipts; changes in regulatory compliance requirements; reliance on existing collaborators and the potential need to enter into additional collaborative arrangements; our ability to raise additional funds through equity, debt or other financing alternatives; or other factors described under the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

The timing and amount of any future expenses, trial completion dates and revenues related to our compounds are subject to significant uncertainty. We do not know if we will be successful in developing any of our compounds. The timing and amount of our research and development expenses will depend upon the costs associated with the present and potential future clinical trials and non-clinical studies of our compounds, any related expansion of our research and development organization, changes in regulatory requirements and manufacturing costs. There are numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a program as a result of events arising during clinical development. For example, if the FDA, or another regulatory authority, were to require us or one of our collaborators to conduct clinical trials beyond those we currently anticipate to complete clinical development of a compound, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. The timing and amount of revenues, if any, are dependent upon the success of the clinical trials as well as the commercial success of these products in the marketplace, all of which are subject to a variety of risks and uncertainties.

Our future capital requirements will depend on numerous factors, including, among others: the cost and expense of continuing the research and development activities of our existing compounds; new collaborative agreements that we might enter into in the future; progress of compounds in clinical trials as it relates to the cost of development and the receipt of future milestone payments, if any; the ability of our licensees and collaborators to obtain regulatory approval and successfully manufacture and market collaboration products; the continued or additional support by our collaborators or other third parties of research and development efforts and clinical trials; time required to gain regulatory approvals; the demand for our potential products, if and when approved; potential acquisitions of technology, compounds or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technologies. In order to develop and obtain regulatory approval for our potential compounds we might raise additional funds through equity or debt financings or from other sources, collaborative arrangements, the use of sponsored research efforts or other means. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to our stockholders or our business.

For the three-month period ended March 31, 2013, our operating activities provided $9.5 million in cash compared to $12.0 million used for the same period in 2012. The increase in net cash provided by operating activities relates primarily to the increased revenue associated with milestone and royalty payments from our collaborators, partially offset by the increase in research and development expenditures previously described.

For the three-month period ended March 31, 2012, our investing activities provided approximately $10.0 million in cash. These investing activities related to the sale of short-term investments of $10.0 million. There were no significant investing activities for the three-month period ended March 31, 2013.

For the three-month period ended March 31, 2013, our financing activities provided $1.2 million in cash from the issuance of common stock related to stock option exercises during the period. There were no financing activities for the three-month period ended March 31, 2012.

Contractual Obligations

There have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Critical Accounting Policies and the Use of Estimates

There have been no significant changes to our critical accounting policies or the use of estimates described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.      Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL)

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FURIEX PHARMACEUTICALS, INC.
(Registrant)

By:	/s/ June S. Almenoff
President and Chief Medical Officer (Principal Executive Officer)

By:	/s/ Marshall H. Woodworth
Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

Date: May 9, 2013