Form 10-Q
period 2013-06-30
Furiex Pharmaceuticals, Inc.
filed 2013-08-08
CIK 1484478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,297,724 shares of common stock, par value $0.001 per share, as of July 31, 2013.

Part I. FINANCIAL INFORMATION

Item  1.      Financial Statements

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue:
Milestones	$10,000	$-	$10,000	$30,000
Royalties	3,075	2,990	5,720	12,315

Total revenue	13,075	2,990	15,720	42,315

Research and development expenses	30,753	22,050	40,121	47,414
Selling, general and administrative expenses	2,790	3,236	5,523	7,109
Depreciation and amortization	21	19	42	42

Total operating expenses	33,564	25,305	45,686	54,565

Operating loss	(20,489)	(22,315)	(29,966)	(12,250)
Interest expense	274	1,111	549	2,211
Other income, net	-	2	-	93

Loss before provision for income taxes	(20,763)	(23,424)	(30,515)	(14,368)
Less provision for income taxes	6	29	12	121

Net loss	$(20,769)	$(23,453)	$(30,527)	$(14,489)

Net loss per basic and diluted share	$(2.09)	$(2.32)	$(3.07)	$(1.44)

Weighted-average shares used to compute net loss per basic and diluted share	9,957	10,119	9,953	10,078

 The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	December 31, 2012	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$25,718	$27,646
Accounts receivable, net	11,745	3,162
Prepaid expenses	320	79
Total current assets	37,783	30,887
Property and equipment, net	118	102
Investments	7,500	7,500
Goodwill	49,116	49,116
Other assets	238	163
Total assets	$94,755	$87,768

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,604	$11,655
Accrued expenses	10,230	7,049
Current portion of long-term debt	5,405	11,892
Total current liabilities	22,239	30,596
Long-term debt, net	34,595	28,108
Other long-term liabilities	324	460
Total liabilities	57,158	59,164
Commitments and contingencies (Note 4)
Common stock, $0.001 par value, 40,000,000 shares authorized; 10,015,297 and 10,273,224 shares issued and outstanding, respectively	10	10
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Paid-in capital	164,577	170,073
Accumulated deficit	(126,990)	(141,479)
Total shareholders' equity	37,597	28,604
Total liabilities and shareholders' equity	$94,755	$87,768

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

(in thousands)

	Common Stock
	Shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance at December 31, 2012	10,015	$10	$164,577	$(126,990)	$37,597
Exercise of common stock options	122	-	1,474	-	1,474
Issuance of restricted stock	136	-	-	-	-
Share based compensation expense	-	-	4,022	-	4,022
Net loss	-	-	-	(14,489)	(14,489)
Balance at June 30, 2013	10,273	$10	$170,073	$(141,479)	$28,604

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2013
Cash flows from operating activities:
Net loss	$(30,527)	$(14,489)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42	42
Stock compensation expense	2,938	4,022
Changes in operating assets and liabilities:
Accounts receivable, net	(1,090)	8,583
Prepaid expenses	106	241
Other assets	-	75
Accounts payable	322	5,051
Accrued expenses	10,524	(3,181)
Other long-term liabilities	42	136
Net cash (used in) provided by operating activities	(17,643)	480
Cash flows from investing activities:
Purchases of property and equipment	(64)	(26)
Proceeds from sale of short-term investments	10,000	-
Net cash provided by (used in) investing activities	9,936	(26)
Cash flows from financing activities:
Proceeds from issuance of common stock	600	1,474
Net cash provided by financing activities	600	1,474
Net (decrease) increase in cash and cash equivalents	(7,107)	1,928
Cash and cash equivalents, beginning of the period	33,628	25,718
Cash and cash equivalents, end of the period	$26,521	$27,646

Supplemental Disclosure of Cash Flow Information:
Interest paid	$521	$2,022

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

The Company has historically incurred losses and negative cash flows from operations since the spin-off and expects to continue to incur operating losses until revenues from all sources reach a level sufficient to support its on-going operations. The Company’s liquidity will largely be determined by its ability to raise capital from debt, equity, or other forms of financing, by the success of its products already being commercialized by collaborators, by key development and regulatory events that might impact its ability to out-license its development compounds, by its ability to enter into new collaborations and their terms, and by expenses associated with operations including research and development efforts.

In the absence of a partnering event or a larger than forecasted ramp of sales in existing products the Company will need to do one or more of the following in the near term to meet its planned level of expenditures: (a) raise additional capital; (b) reduce spending on research and development; or (c) restructure its operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by its needs and its view toward its overall capital structure.

The Company’s liquidity over the next 12 months could be materially affected by, among other things: costs related to its development efforts; regulatory approval and commercialization of its compound candidates, which could affect milestone and royalty receipts; changes in regulatory compliance requirements; reliance on existing collaborators and potential need to enter into additional collaborative arrangements; its ability to raise additional funds through debt, equity, or other financing alternatives; or other factors.

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

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Earnings Per Share

The Company calculates net income (loss) per basic share by dividing net income (loss) by the weighted-average number of shares outstanding during the reporting period. The Company calculates net income (loss) per diluted share by dividing net income (loss) by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based awards. All potentially dilutive securities relate to stock options and restricted stock awards issued as part of the Company's share-based compensation plan. The calculation of net loss per diluted share for the three and six-month periods ended June 30, 2012 and 2013 is the same as net loss per basic share because the inclusion of any potentially dilutive securities would be anti-dilutive. Potentially dilutive securities totaling approximately 1,643,000 for the three and six-month periods ended June 30, 2012 and 1,656,000 for the three and six-month periods ended June 30, 2013 were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

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

Concentration of Credit Risk

The Company's collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Two collaborators accounted for all of the Company's revenue for the three and six-month periods ended June 30, 2012. Three collaborators accounted for all of the Company's revenue for the three and six-month periods ended June 30, 2013. The first collaborator accounted for $12.9 million and $2.5 million of total revenue for the three-month periods ended June 30, 2012 and 2013, respectively. The first collaborator accounted for $15.4 million and $36.3 million of total revenue for the six-month periods ended June 30, 2012 and 2013, respectively. The second collaborator accounted for $0.2 million and $0.1 million of total revenue for the three-month periods ended June 30, 2012 and 2013, respectively. The second collaborator accounted for $0.4 million and $0.3 million of total revenue for the six-month periods ended June 30, 2012 and 2013, respectively. The third collaborator accounted for $0.3 million and $5.7 million of total revenue for the three and six-month periods ended June 30, 2013, respectively. The Company had no revenue from the third collaborator for the three and six-month periods ended June 30, 2012.

The June 30, 2013 balance of accounts receivable relates to royalty receivables related to Nesina, Liovel and Priligy based on net product sales and activities by the Company's collaborators and, as described in Note 4, $0.3 million due from a collaborator to fund on-going clinical study costs associated with Priligy. The first and third collaborator accounted for the majority of the accounts receivable balance as of June 30, 2013.

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

Share-Based Compensation

The Company recognizes compensation expense using a fair-value based method related to stock options, restricted stock awards and other share-based compensation. The expense is measured based on the grant date fair value of the awards that are expected to vest and is recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.

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

Investments consist of restricted cash accounts and money market funds that hold short-term U.S. Treasury securities that are subject to contractual withdrawal restrictions and penalties. Under the Amended and Restated Loan and Security Agreement with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank, the Company is required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $7.5 million through August 2, 2014, $5.0 million through August 2, 2015 and $2.5 million through August 2, 2016. Because of this requirement, as of June 30, 2013, the Company reflected $7.5 million in long-term assets within the consolidated balance sheets. In addition, the Company must maintain its primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of the Company's total cash and cash equivalents balance.

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

The fair value of goodwill could be materially impacted by future adverse changes such as future declines in operating results, a decline in the valuation of pharmaceutical and biotechnology company stocks, including the valuation of the Company's common stock, a slowdown in the worldwide economy or the pharmaceutical and biotechnology industry, failure to meet the performance projections included in forecasted operating results, or the delay or abandonment of any research and development programs.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Share-Based Compensation

The Company has adopted an equity incentive plan, the Furiex Pharmaceuticals, Inc. 2010 Stock Plan (the “Plan”). The Company is authorized to issue a total of 2,178,641 shares under the Plan. The Plan is intended to provide incentives to employees, directors and consultants through the issuance of common stock-based awards, including restricted stock, stock options, stock appreciation rights and other equity-based awards. The Plan is administered by the Compensation Committee of the Board of Directors.

The Company recognizes compensation expense using a fair-value based method related to stock options and other share-based compensation. The expense is measured based on the grant date fair value of the awards that are expected to vest and is recorded over the applicable requisite service period on a straight-line basis.

During the three and six-month periods ended June 30, 2012, the Company granted 70,000 and 198,000 stock options to employees and directors with a weighted-average exercise price per share of $18.22 and $17.95, respectively. During the three and six-month periods ended June 30, 2013, the Company did not grant any options under the Plan. All options are granted with an exercise price equal to the fair value of the Company's common stock on the grant date. The fair value of the Company's common stock on the grant date is equal to the most recent NASDAQ closing price of the Company's stock on the date of grant. The weighted-average grant date fair value per share is determined using the Black-Scholes option-pricing method. Expected option lives are based on the simplified method and volatilities used in fair valuation calculations are based on a benchmark of peer companies with similar expected lives. The weighted-average grant date fair value per share and aggregate fair value of options granted to employees during the three and six-month periods ended June 30, 2012 was $10.77 and $0.8 million, and $10.84 and $2.1 million, respectively.

The amount of stock compensation expense related to consultant option grants, classified in selling, general and administrative expenses within the consolidated statements of operations, is marked to market at the end of each financial reporting period using the Black-Scholes option-pricing method and the period-end closing stock price, until such options vest. For the three and six-month periods ended June 30, 2012, amounts reflected in the consolidated statements of operations related to consultant stock compensation expense, including the mark-to-market adjustment, were $0.2 million and $0.9 million, respectively. For the three and six-month periods ended June 30, 2013, amounts reflected in the consolidated statements of operations related to consultant stock compensation expense, including the mark-to-market adjustment, were $0.5 million and $2.0 million, respectively. These non-employee grants relate to a consulting agreement executed with the Company’s founding Chairman, Dr. Fred Eshelman. The terms of this consulting agreement provided for a grant of stock options to purchase shares of the Company’s common stock equal to 2.0% of the Company’s common stock outstanding immediately after the completion of the spin-off, and additional stock options for an additional 1.0% on or about the second anniversary of the spin-off.

As of June 30, 2013, the Company had options outstanding to purchase an aggregate of approximately 1,520,000 shares of its common stock.

During the three and six-month periods ended June 30, 2012, the Company did not grant any restricted stock awards. During the three and six-month periods ended June 30, 2013, the Company granted 135,779 restricted stock awards to employees and directors. The restrictions on these awards lapse after a period of approximately one year in the case of annual director grants, or 50% on each of the first and second anniversary of grant in the case of employees and initial grants to new directors.

Share-based compensation expense recognized for Company employees, directors and consultants under the Plan included in the statements of operations for the three and six-month periods ended June 30, 2012 was approximately $1.3 million and $2.9 million, respectively. Share-based compensation expense recognized for Company employees, directors and consultants under the Plan included in the statements of operations for the three and six-month periods ended June 30, 2013 was approximately $1.6 million and $4.0 million, respectively.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Commitments and Contingencies

The Company is involved in compound development and commercialization collaborations. The Company developed a risk-sharing research and development model with pharmaceutical and biotechnology companies to advance compounds to commercialization. Through collaborative arrangements based on this model, the Company shares with its collaborators the risks and potential rewards associated with the development and commercialization of drugs. As of June 30, 2013, the Company's four main collaborations were with Janssen Pharmaceutica, NV, or Janssen (an affiliate of Johnson & Johnson), related to avarofloxacin and eluxadoline (historically referred to by the Company as JNJ-Q2 and MuDelta, respectively) and the product Priligy (dapoxetine); Alza Corporation, or Alza, related to the product Priligy; Berlin-Chemie AG (Menarini Group), or Menarini, related to the product Priligy; and Takeda Pharmaceuticals Company Limited, or Takeda, related to the trelagliptin compound, Nesina (alogliptin), and alogliptin-related combination products.

As of June 30, 2013, the Company had two collaborations that involve potential future expenditures. The first is its collaboration with Alza and Janssen for Priligy.

On May 14, 2012, the Company and its wholly-owned subsidiary Genupro, Inc. entered into a license and asset transfer agreement with Alza and Janssen, whereby Alza and Janssen transferred to the Company worldwide rights for Priligy. To facilitate a uniform transition, Janssen will continue to manufacture and manage certain clinical and regulatory activities with respect to Priligy for a pre-defined period after the closing date of the agreement. This transaction became effective on July 30, 2012. Under the terms of this transaction, the Company was obligated to pay Janssen for transition services provided to the Company in the amount of $15.0 million, with $7.5 million paid within 45 days of closing, and $3.75 million due within 10 business days of the beginning of each of the following two calendar quarters. As of June 30, 2013, no amounts remain due to Janssen for these transition services. In addition, the Company is obligated to pay Janssen up to $19.0 million in potential on-going clinical study costs and up to $1.0 million for reasonable out-of-pocket expenses over the transition period. The Company must also pay Janssen fees related to Priligy sales and distribution activities that Janssen will perform for the Company during the transition period pursuant to a sales services agreement. Priligy will continue to be made available to patients under the sales service agreement until the marketing authorizations are transferred, at which time commercialization of the product will transition to the Company or its licensee. The term of the license and asset transfer agreement will expire on the latest of the completion of the transition of the product rights to the Company, the expiration of its last payment obligation to Janssen, or the expiration of the last-to-expire ancillary agreement.

The Company's collaboration with Alza and Janssen for Priligy, as described above, is associated with an out-license agreement under which the Company has received, and is eligible to receive, additional payments. On May 14, 2012, Genupro entered into a license agreement with Menarini by which the Company licensed to Menarini exclusive rights to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. This transaction became effective on July 30, 2012. The Company retained full development and commercialization rights in the U.S., Japan and Canada. Menarini will assume responsibility for commercialization activities in the licensed territories and will fund the on-going clinical studies being performed by Janssen. Under the license agreement with Menarini, the Company received a $15.0 million upfront payment and $10.0 million of regulatory milestone payments during the third quarter of 2012. During the third quarter of 2012, the Company recognized milestone revenue of $10.0 million related to this agreement for regulatory submissions. As outlined in the following paragraph, the $15.0 million upfront payment received during the third quarter of 2012 was not recorded as milestone revenue, nor will the potential up to $19.0 million for on-going clinical study costs, based on the terms of the Janssen agreement described above. During the first quarter of 2013, the Company recognized milestone revenue of $5.0 million related to this agreement for the commercial launch of Priligy in France. In addition, under this agreement, the Company is eligible to receive up to $19.0 million to fund potential on-going clinical study costs being performed by Janssen, a $5.0 million launch-based milestone and up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms. The term of the license agreement (and the period during which Menarini must pay the Company royalties in a particular country for a particular product) will end, on a country-by-country basis, upon the latest of (i) the expiration of a valid relevant patent claim in that country, (ii) the expiration of marketing and data exclusivity in that country, or (iii) a third party’s market entry of an approved product in that country containing dapoxetine for use, on an as needed basis, for premature ejaculation.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the license and asset transfer agreement with Alza and Janssen, and the license agreement with Menarini, the Company has assessed the indicators associated with agent and principal considerations for each transaction. Based on the terms of the underlying agreements, the nature of the related cash payments and receipts (regarding the $15.0 million up-front and transition service payments, the up to $19.0 million to fund potential on-going clinical study costs and the fees related to Priligy sales and distribution activities performed by Janssen), and the determination that the Company is not the primary obligor for the underlying activities that are associated with these payments, the Company has recorded these amounts on a net basis within the consolidated statements of operations. For the quarter ended June 30, 2013, the Company paid amounts to Janssen, and correspondingly received equal payments from Menarini, totaling $0.8 million related to on-going clinical studies for Priligy. The Company has also considered the contractual right-of-offset related to these payments, for which the Company is effectively an intermediary, and has recorded these amounts on a gross basis within the consolidated balance sheets. As of June 30, 2013, approximately $0.3 million is reflected in both accounts receivable and accrued expenses related to the on-going Priligy clinical study costs being performed by Janssen.

The Company originally acquired patents for Priligy from Eli Lilly and Company, or Lilly, and is obligated to pay Lilly a royalty of 5% on annual sales in excess of $800.0 million. In addition, under the terms of the license agreement with Menarini, Menarini will pay the portion of the royalties owed to Lilly in each country where Menarini is licensed to sell Priligy, where Lilly is eligible for payments, and where the Company is no longer eligible for payments from Menarini. The term of the license agreement with Lilly (and the period during which the Company or Menarini must pay Lilly royalties in a particular country) will end, on a country-by-country basis, upon the later of (i) the last to expire valid patent claim licensed to Lilly in that country, (ii) the expiration of data exclusivity in that country, or (iii) the tenth anniversary of the first date of sale of Priligy in that country.

The second collaboration involving future expenditures is associated with the two compounds in-licensed from Janssen: avarofloxacin and eluxadoline. The Company has full exclusive license rights to develop and commercialize avarofloxacin and eluxadoline under its existing development and license agreements with Janssen.

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

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q includes forward-looking statements. All statements other than statements of historical facts are forward-looking statements, including any projections of milestones, royalties or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning research and development, clinical development timelines, regulatory approvals, commercialization and marketing, proposed new compounds, or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes”, “might”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential” or “continue”, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Form 10-Q are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our Portfolio

We have exclusive license rights to eluxadoline (MuDelta) which is in Phase III development and avarofloxacin (JNJ-Q2) which is Phase III-ready. We also have rights with respect to trelagliptin (SYR-472) which is in Phase III development by a collaborator, and three products that are commercialized by collaborators, for which we are eligible to receive regulatory or launch-based milestone payments plus worldwide sales-based royalty and sales-based milestone payments. The commercialized products in the alogliptin family (i.e., Nesina® and its fixed dose combination products) are currently marketed in Japan and the United States, and Priligy® is currently marketed outside of the United States, and we have no further development obligations for any of these products or trelagliptin.

Compounds in Clinical Development

Eluxadoline 1 (MuDelta) for diarrhea-predominant irritable bowel syndrome

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

Eluxadoline is a novel, orally active, investigational agent in Phase III development, with combined mu opioid receptor agonist and delta opioid receptor antagonist activity. The compound's dual opioid activity is designed to treat diarrhea and pain symptoms of IBS-d, without causing the constipating side effects that occur with mu opioid agonists. Eluxadoline acts locally in the gut and has very low oral bioavailability, thus limiting the potential for systemic side effects, such as sedation. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to the eluxadoline IBS-d program. Fast Track is a process for facilitating the development and expediting the review of drugs to treat serious diseases and fill unmet medical needs, with the goal of bringing important new drugs to patients earlier.

We acquired exclusive license rights to develop and commercialize eluxadoline under our existing development and license agreement with Janssen Pharmaceutica NV, or Janssen. Under the agreement, Janssen may receive up to $45.0 million in regulatory milestone payments and, if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties are to be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

We completed a large multicenter randomized-double-blind Phase II Proof-of-Concept trial in patients with IBS-d in 2011; the study demonstrated that eluxadoline has a favorable efficacy and safety profile. The results are published in the April 13, 2013 online edition of Gastroenterology in a paper entitled “Eluxadoline Benefits Patients With Irritable Bowel Syndrome With Diarrhea in a Phase 2 Study”.

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

In June 2012, we began two Phase III pivotal studies, each with three treatment arms: placebo, 75 mg twice a day and 100 mg twice a day, with approximately 375 patients per arm. Both trials have the same overall design and efficacy endpoints, but differ in overall duration due to the need to treat and monitor safety in a sufficient number of patients to satisfy regulatory requirements. Each study captures both the 12-week FDA endpoint as well as longer term efficacy data for up to 30 weeks, the latter of which might be used to support a European regulatory submission. In addition, we are also conducting Phase I studies and manufacturing work needed to support the New Drug Application, or NDA.

We are actively exploring both partnering and funding opportunities to support the development of eluxadoline.

Recent events: We completed enrollment of the Phase III program in July, 2013 and expect to have top line results of the efficacy endpoints for these studies in Q1 2014. The Phase I studies and manufacturing work supporting the NDA remain on track.

1  United States Adopted Names Council (USAN) adopted, International Nonproprietary Names (INN) approval pending.

Avarofloxacin 1 (JNJ-Q2) for skin and lung infections

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

We acquired exclusive license rights to develop and commercialize avarofloxacin under our existing development and license agreement with Janssen. Under the agreement, Janssen may receive up to $50.0 million in regulatory milestone payments, and if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

In February 2013, the FDA granted avarofloxacin a Qualified Infectious Disease Product and Fast Track designation. These designations should enable us and/or any future collaborator with respect to the compound to benefit from certain incentives for the development of new antibiotics, including priority review and additional five-year market exclusivity, as provided under the Generating Antibiotic Incentives Now (GAIN) Act, which is incorporated within the FDA Safety and Innovation Act of 2012.

We are continuing to seek to partner or out-license avarofloxacin; however, the partnering environment for this compound remains challenging. We have forecasted minimal expenditures for this compound in 2013.

Recent events: On June 7, 2013, we published the results of our pneumonia study in the Journal of Antimicrobial Chemotherapy.  The publication, which is in the June 2013 online edition of the journal, is entitled “A Phase 2 Study of the Novel Fluoroquinolone JNJ-Q2 in Community-Acquired Bacterial Pneumonia”.

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

Nesina is the trade name for alogliptin and is marketed by Takeda Pharmaceuticals Company Limited, or Takeda. Nesina is a highly selective, orally-active dipeptidyl peptidase-4, or DPP-4, inhibitor that slows the inactivation of hormones known as incretins (glucagon-like peptide-1 and glucose-dependent insulinotropic peptide), which play a major role in regulating blood sugar levels. Approximately 8,500 patients with Type-2 diabetes have been treated with Nesina in 14 randomized, double-blind, controlled clinical trials. Pivotal trials demonstrated that Nesina was well-tolerated when given as a single daily dose and it significantly improved glycemic control in Type-2 diabetes patients without raising the incidence of hypoglycemia.

1   United States Adopted Names Council (USAN) adopted, International Nonproprietary Names (INN) approval pending.

Additionally, Nesina has been shown to enhance glycemic control when used in combination with other commonly prescribed diabetes drugs. Takeda has been conducting a prospective study of alogliptin known as the “EXAMINE” trial, which is a cardiovascular outcomes study of subjects with Type-2 diabetes and a history of acute coronary syndrome.

Nesina has been marketed in Japan since 2010 and was launched in the United States in mid-2013. It is also being marketed as a fixed dose combination with Actos® in Japan (Liovel®) and the United States (Oseni®), and as a fixed dose combination with metformin in the United States (Kazano®). Nesina is the only DPP4-inhibitor that is available in combination with a thiazolidinediones (i.e., Actos).

We have no further financial obligations under our agreement with Takeda. Under this agreement, we will be entitled to receive a $10.0 million regulatory milestone payment for the first EU marketing authorization, and up to $33.0 million in sales-based milestone payments. In addition, we are entitled to receive payments on worldwide sales of Nesina and alogliptin combination products at royalty rates of 7% to 12% in the U.S., 4% to 8% in Europe and Japan and 3% to 7% in regions other than the United States, Europe or Japan. Royalty payments are subject to a reduction of up to 0.5% for a portion of payments by Takeda to a licensor for intellectual property related to Nesina (except in Japan, where there is currently no intellectual property that would cause such a reduction).

Royalties are to be paid for the longer of ten years following the first commercial sale or two years following the expiration of the last to expire patent. Royalties for sales of Nesina combination products are based on an agreed-upon percent of product sales in the U.S. and on the proportion of Nesina's average sales price compared to that of the combination product in territories outside of the U.S.

Recent events: Takeda launched Nesina, Kazano, and Oseni in the U.S. in mid-June 2013.

In July 2013, Takeda received approval for Nesina in the People’s Republic of China. Also, in July 2013, Takeda received a positive opinion from the Committee for Medicinal Products for Human Use (CHMP) for its marketing authorization applications for alogliptin (VipidiaTM), and the fixed dose combination with metformin (VipdometTM) and pioglitazone (IncresyncTM). Although there can be no assurance, we believe that the European Medicines Agency (EMA) endorsement of the CHMP opinion (i.e., regulatory approval) should occur in the 4th quarter of 2013.

In June 2013, Takeda completed enrollment of their cardiovascular outcomes study, EXAMINE, and the results are being analyzed. We expect top line results of the EXAMINE study will be presented at upcoming medical conferences during the latter half of 2013. The EXAMINE study will be one of the first CV safety studies of a Type-2 diabetes product to report complete results.

Priligy (dapoxetine) for premature ejaculation

The reported percentage of men affected with premature ejaculation, or PE, at some point during their lives ranges from 4% to 30%, depending on the methodology and criteria used. Priligy is the trade name for dapoxetine, a drug in tablet form specifically indicated for the “on-demand” treatment of PE.

Priligy is a unique, short-acting, selective serotonin reuptake inhibitor, or SSRI, designed to be taken only when needed, one to three hours before sexual intercourse, rather than every day. Priligy has been studied in over 12,000 patients in clinical trials, including five randomized, placebo-controlled Phase III clinical trials involving more than 6,000 men with PE. It is the first oral medication to be approved for this condition. Priligy is approved in 59 countries and currently marketed in 18 countries in Europe, Asia-Pacific and Latin America.

In May 2012, we entered into an agreement whereby Alza Corporation, or Alza, and Janssen transferred worldwide Priligy rights to us. In May 2012, we also entered into a license agreement with Berlin-Chemie AG (Menarini Group), or Menarini, to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. This transaction became effective on July 30, 2012. We will retain full development and commercialization rights in the U.S., Japan and Canada. Janssen will continue to make Priligy available to patients, until marketing authorizations are transferred to Menarini. Janssen will also manufacture and manage certain clinical and regulatory activities for Priligy for pre-defined periods. Under our license agreement with Menarini, we received a $15.0 million upfront payment and $10.0 million of regulatory milestone payments, and are eligible to receive a $5.0 million launch-based milestone payment and up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms. Under the terms of this transaction, we were obligated to pay Janssen for transition services provided to us in the amount of $15.0 million, with $7.5 million paid within 45 days of closing, and $3.75 million due within 10 business days of the beginning of each of the following two calendar quarters. As of June 30, 2013, no amounts remain due to Janssen for these transition services. We must also pay Janssen fees for the product sales and distribution activities that they will perform as part of a sales service agreement. In addition, we were responsible for up to $1.0 million for reasonable out-of-pocket expenses over the transition period. Menarini is obligated to pay for the current on-going clinical studies.

At this time we do not have any immediate plans for the U.S. as our primary development focus is our eluxadoline program. However, we continue to monitor the FDA’s position on patient-reported outcomes that it considers acceptable for studies of premature ejaculation and will reassess our NDA strategy should circumstances change.

We originally acquired patents for Priligy from Eli Lilly and Company, or Lilly, and are obligated to pay Lilly a royalty of 5% on annual sales in excess of $800.0 million. Under the terms of the license agreement with Menarini, Menarini will pay the portion of the royalties owed to Lilly in each country where Menarini is licensed to sell Priligy, where Lilly is eligible for payments, and where we are no longer eligible for payments from Menarini.

Recent events: The transition of Priligy is progressing as planned; country-specific marketing authorization licenses are continuing to transfer from Janssen to Menarini, and Menarini is now marketing Priligy in nine countries. In March 2013, Menarini launched Priligy in France, which triggered a $5.0 million milestone payment to us. We anticipate that Menarini should be able to continue to launch or re-launch Priligy in other key commercial markets during 2013.

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

Overview of Results

Our business consists solely of compound development and collaborative activities. Accordingly, we operate in one reportable business segment. Our revenues consist primarily of milestone and royalty payments from collaborators. For the six-month period ended June 30, 2012, our total revenue of $15.7 million consisted of $10.0 million related to a regulatory milestone payment from Takeda and $5.7 million of royalty revenue from the sale of Nesina, Liovel and Priligy by our collaborators. For the six-month period ended June 30, 2013, our total revenue of $42.3 million consisted of a $25.0 million regulatory milestone payment from Takeda related to Nesina, a $5.0 million launch-based milestone payment from Menarini related to Priligy and $12.3 million of royalty revenue from the sale of Nesina, Liovel and Priligy.

We incurred research and development expenses of $40.1 million and $47.4 million for the six-month periods ended June 30, 2012 and 2013, respectively. Our current research and development expenses are primarily related to the continued development of eluxadoline. We expense all research and development costs for our compounds and external collaborations as incurred. Our forecasted total research and development expenses are expected to run between $43.0 million and $48.0 million for the remainder of the year, comprised almost entirely of Phase I and Phase III study costs, manufacturing costs and non-clinical costs associated with eluxadoline. We are actively exploring various partnering options with respect to eluxadoline. Any partnering arrangement we enter into could alter our forecasted research and development expenses for this program.

For the six-month period ended June 30, 2012 we reported a net loss of $30.5 million. For the six-month period ended June 30, 2013 we reported a net loss of $14.5 million. We expect to continue to incur net losses unless revenues from all sources reach a level sufficient to support our on-going operations.

Our business is subject to various risks and uncertainties. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for information on these risks and uncertainties.

We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, and they include the accounts of Furiex Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, results for interim periods are not necessarily indicative of results for the full year or any other interim periods.

Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2013

The following table sets forth amounts from our consolidated financial statements for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2013.

	Three Months Ended June 30,
(in thousands)	2012	2013
Revenue:
Milestones	$10,000	$-
Royalties	3,075	2,990
Total revenue	13,075	2,990
Research and development expenses	30,753	22,050
Selling, general and administrative expenses	2,790	3,236
Depreciation and amortization	21	19
Total operating expenses	33,564	25,305
Operating loss	(20,489)	(22,315)
Interest expense	274	1,111
Other income, net	-	2
Loss before provision for income taxes	(20,763)	(23,424)
Less provision for income taxes	6	29
Net loss	$(20,769)	$(23,453)

Revenue. Total revenue decreased $10.1 million to $3.0 million in the second quarter of 2013 from the second quarter of 2012. This decrease was primarily due to a $10.0 million regulatory milestone payment from Takeda with respect to the acceptance of the submission of a Marketing Authorization Application from the European Medicines Agency for alogliptin in May 2012. Royalty revenue decreased $0.1 million in the second quarter of 2013 from the second quarter of 2012 related to the sale of Nesina and related combination products in Japan and sales of Priligy in various countries outside the United States.

Expenses. Research and development, or R&D, expenses decreased $8.7 million to $22.1 million in the second quarter of 2013 from the second quarter of 2012. The decrease in R&D expense was primarily due to a $5.0 million regulatory milestone payment due to Janssen related to the dosing of the fifth patient in the on-going Phase III trial for eluxadoline and a $1.0 million development milestone payment to Ranbaxy in connection with the completion of the Phase II final study report for PPD-10558 in the second quarter of 2012.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2013.

	Three Months Ended June 30,
(in thousands)	2012	2013	$ Inc (Dec)
R&D expense by project:
Eluxadoline (MuDelta)	$28,805	$21,159	$(7,646)
Avarofloxacin (JNJ-Q2)	222	108	(114)
PPD-10558	1,001	-	(1,001)
Other R&D expense	725	783	58
Total R&D expense	$30,753	$22,050	$(8,703)

R&D expenses will likely fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. The primary driver of the level of R&D expense during the current quarter was related to Phase III costs associated with the continued development of eluxadoline. The level and variability of quarterly R&D costs relate to the timing of specific activities associated with the on-going clinical trials. We are continuing to seek to partner or out-license avarofloxacin, with minimal expenditures forecasted in 2013. We are actively exploring partnering options for eluxadoline. Any partnering arrangement we enter into could alter our forecasted research and development expenses for this program. Our forecasted total research and development expenses are expected to run between $43.0 million and $48.0 million for the remainder of the year, comprised almost entirely of Phase I and Phase III study costs, manufacturing costs and non-clinical costs associated with the development of eluxadoline.

Selling, general and administrative, or SG&A expenses, increased $0.4 million to $3.2 million in the second quarter of 2013 from the second quarter of 2012. The increase in SG&A expenses was due primarily to increases in non-cash stock compensation expense of $0.3 million, including the mark-to-market adjustment for non-vested consultant options.

Interest expense of $1.1 million for the three-month period ended June 30, 2013 related entirely to our amended loan agreement with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank.

Results of Operations. Net loss of $23.5 million in the second quarter of 2013 represents an approximate $2.7 million increase from the net loss of $20.8 million in the second quarter of 2012. This increase in net loss resulted primarily from the $10.1 million decrease in revenue, a $0.4 million increase in SG&A expenses, and a $0.8 million increase in interest expense, partially offset by the $8.7 million decrease in R&D expenses, as described above.

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2013

The following table sets forth amounts from our consolidated financial statements for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2013.

	Six Months Ended June 30,
(in thousands)	2012	2013
Revenue:
Milestones	$10,000	$30,000
Royalties	5,720	12,315
Total revenue	15,720	42,315
Research and development expenses	40,121	47,414
Selling, general and administrative expenses	5,523	7,109
Depreciation and amortization	42	42
Total operating expenses	45,686	54,565
Operating loss	(29,966)	(12,250)
Interest expense	549	2,211
Other income, net	-	93
Loss before provision for income taxes	(30,515)	(14,368)
Less provision for income taxes	12	121
Net loss	$(30,527)	$(14,489)

Revenue. Total revenue increased $26.6 million to $42.3 million in the first six months of 2013 from the first six months of 2012. This increase was due to a $25.0 million regulatory milestone payment from Takeda with respect to the FDA approval of three new alogliptin-related products in January 2013, and a $5.0 million milestone payment from Menarini upon the launch of Priligy in France in March 2013, partially offset by a decrease of $10.0 million related to the regulatory milestone payment from Takeda with respect to the acceptance of the submission of a Marketing Authorization Application from the European Medicines Agency for alogliptin in May 2012. In addition, royalty revenue increased $6.6 million in the first six months of 2013 as compared to 2012 based on royalty revenue related to the sale of Nesina and Liovel in Japan and an increase in royalty revenue related to sales of Priligy in various countries outside the United States.

Expenses. R&D expenses increased $7.3 million to $47.4 million in the first six months of 2013 from the first six months of 2012. The increase in R&D expense was due to Phase III costs associated with the continued development of eluxadoline, partially offset by a decrease in R&D expense related to a $5.0 million regulatory milestone payment due to Janssen related to the dosing of the fifth patient in the on-going Phase III trial for eluxadoline and a $1.0 million development milestone payment to Ranbaxy in connection with the completion of the Phase II final study report for PPD-10558 in the second quarter of 2012.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2013.

	Six Months Ended June 30,
(in thousands)	2012	2013	$ Inc (Dec)
R&D expense by project:
Eluxadoline (MuDelta)	$36,819	$45,757	$8,938
Avarofloxacin (JNJ-Q2)	547	114	(433)
PPD-10558	1,324	-	(1,324)
Other R&D expense	1,431	1,543	112
Total R&D expense	$40,121	$47,414	$7,293

R&D expenses will likely fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. The primary driver of the level of R&D expense during the current year to date was related to Phase III costs associated with the continued development of eluxadoline. The level and variability of quarterly R&D costs relate to the timing of specific activities associated with the on-going clinical trials. We are continuing to seek to partner or out-license avarofloxacin, with minimal expenditures forecasted in 2013. We are actively exploring partnering options for eluxadoline. Any partnering arrangement we enter into could alter our forecasted research and development expenses for this program. Our forecasted total research and development expenses are expected to run between $43.0 million and $48.0 million for the remainder of the year, comprised almost entirely of Phase I and Phase III study costs, manufacturing costs and non-clinical costs associated with the development of eluxadoline.

SG&A expenses increased $1.6 million to $7.1 million in the first six months of 2013 from the first six months of 2012. The increase in SG&A expenses was due primarily to increases in non-cash stock compensation expense of $1.1 million, including the mark-to-market adjustment for non-vested consultant options.

Interest expense of $2.2 million for the six-month period ended June 30, 2013 related entirely to our amended loan agreement with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank.

Results of Operations. Net loss of $14.5 million in the first six months of 2013 represents a $16.0 million decrease from the net loss of $30.5 million in the first six months of 2012. This decrease in net loss resulted primarily from the $26.6 million increase in revenue, partially offset by a $7.3 million increase in R&D expenses, a $1.6 million increase in SG&A expenses, and a $1.7 million increase in interest expense, as described above.

Liquidity and Capital Resources

As of June 30, 2013, we had $27.6 million of cash and cash equivalents. In addition, we had $3.2 million of accounts receivable and $18.7 million of accounts payable and accrued expenses. The primary source of our current cash, cash equivalents and investments is from upfront, milestone and royalty payments received since the spin-off from PPD and under our credit facility described below.

On August 18, 2011, we entered into a loan agreement with MidCap Funding III, LLC and Silicon Valley Bank. This initial borrowing in the amount of $10.0 million had a fixed interest rate of 10.25% per annum and was initially due August 1, 2015. On August 2, 2012, we entered into an amended loan agreement with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank for an additional $30.0 million. This new agreement amended the prior agreement by resetting the maturity date to August 2, 2016 for a total amount of $40.0 million, bearing interest at a fixed rate of 10.00%, subject to adjustment under specified conditions. Interest accrues daily and is payable on the first day of the following month, in arrears. Principal payments are due on a ratable monthly basis from August 1, 2013 until maturity. As part of this amended agreement, we are required to maintain a cash balance with Silicon Valley Bank in an amount of not less than $7.5 million through August 2, 2014, $5.0 million through August 2, 2015 and $2.5 million through August 2, 2016. As of June 30, 2013, this amount is presented in investments within the consolidated balance sheets. In addition, we must maintain our primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of our total cash, cash equivalents and investments balance.

We have historically incurred losses and negative cash flows from operations since the spin-off and expect to continue to incur operating losses until revenues from all sources reach a level sufficient to support our on-going operations. Our liquidity will largely be determined by our ability to raise capital from debt, equity, or other forms of financing, by the success of our products already being commercialized by collaborators, by key development and regulatory events that might impact our ability to out-license our development compounds, by our ability to enter into new collaborations and their terms, and by expenses associated with operations including research and development efforts.

In the absence of a partnering event or a larger than forecasted ramp of sales in existing products we will need to do one or more of the following in the near term to meet our planned level of expenditures: (a) raise additional capital; (b) reduce spending on research and development; or (c) restructure our operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by our needs and our view toward our overall capital structure.

Our liquidity over the next 12 months could be materially affected by, among other things: costs related to our development efforts; regulatory approval and commercialization of our compound candidates, which could affect milestone and royalty receipts; changes in regulatory compliance requirements; reliance on existing collaborators and potential need to enter into additional collaborative arrangements; our ability to raise additional funds through debt, equity, or other financing alternatives; or other factors described under the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

The timing and amount of any future expenses, trial completion dates and revenues related to our compounds are subject to significant uncertainty. We do not know if we will be successful in developing any of our compounds. The timing and amount of our research and development expenses will depend upon the costs associated with the present and potential future clinical trials and non-clinical studies of our compounds, any related expansion of our research and development organization, changes in regulatory requirements and manufacturing costs. There are numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a program as a result of events arising during clinical development. For example, if the FDA, or another regulatory authority, were to require us or one of our collaborators to conduct clinical trials beyond those we currently anticipate to complete clinical development of a compound, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. The timing and amount of revenues, if any, are dependent upon the success of the clinical trials as well as the commercial success of these products in the marketplace, all of which are subject to a variety of risks and uncertainties, including the ability to obtain reimbursement approval for our products and our ability to defend or enforce our patents related to Priligy.

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

For the six-month period ended June 30, 2013, our operating activities provided $0.5 million in cash compared to $17.6 million used for the same period in 2012. The increase in net cash provided by operating activities relates primarily to the increased revenue associated with milestone and royalty payments from our collaborators, partially offset by the increase in research and development expenditures previously described.

For the six-month period ended June 30, 2012, our investing activities provided approximately $10.0 million in cash. These investing activities related to the sale of short-term investments of $10.0 million. There were no significant investing activities for the six-month period ended June 30, 2013.

For the six-month period ended June 30, 2012 and 2013, our financing activities provided $0.6 million and $1.5 million, respectively, in cash from the issuance of common stock related to stock option exercises during the period.

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Under our current investment policies, we invest our cash, cash equivalents and investments in money market funds that invest in short-term U.S. Treasury securities. Due to the short-term nature of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our cash, cash equivalents and investments. In addition, our credit facility bears a fixed rate of interest, so we do not have risk of increased payment obligations under it if market rates were to increase.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.          Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

10.21	2010 Stock Plan, as amended through May 24, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013 formatted In eXtensible Business Reporting Language (XBRL)

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

Date: August 8, 2013