Form 10-Q
period 2013-09-30
Furiex Pharmaceuticals, Inc.
filed 2013-11-12
CIK 1484478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,371,155 shares of common stock, par value $0.001 per share, as of October 31, 2013.

Part I. FINANCIAL INFORMATION

Item  1.      Financial Statements

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue:
Milestones	$10,000	$10,000	$20,000	$40,000
Royalties	5,577	5,550	11,297	17,865

Total revenue	15,577	15,550	31,297	57,865

Research and development expenses	14,798	19,895	54,919	67,309
Selling, general and administrative expenses	3,209	3,197	8,732	10,306
Depreciation and amortization	22	8	64	50

Total operating expenses	18,029	23,100	63,715	77,665

Operating loss	(2,452)	(7,550)	(32,418)	(19,800)
Interest expense	837	1,107	1,386	3,319
Other income, net	-	-	-	93

Loss before provision for income taxes	(3,289)	(8,657)	(33,804)	(23,026)
Less provision for income taxes	(3)	26	9	147

Net loss	$(3,286)	$(8,683)	$(33,813)	$(23,173)

Net loss per basic and diluted share	$(0.33)	$(0.85)	$(3.39)	$(2.29)

Weighted-average shares used to compute net loss per basic and diluted share	10,015	10,174	9,974	10,110

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	December 31, 2012	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$25,718	$34,668
Accounts receivable, net	11,745	15,598
Prepaid expenses	320	568
Total current assets	37,783	50,834
Property and equipment, net	118	94
Investments	7,500	-
Deferred financing costs	238	1,640
Goodwill	49,116	49,116
Total assets	$94,755	$101,684

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,604	$15,558
Accrued expenses	10,230	6,033
Current portion of long-term debt	5,405	5,880
Total current liabilities	22,239	27,471
Long-term debt, net	34,595	36,120
Long-term debt, related party, net	-	15,000
Other long-term liabilities	324	528
Total liabilities	57,158	79,119
Commitments and contingencies (Note 4)
Common stock, $0.001 par value, 40,000,000 shares authorized; 10,015,297 and 10,371,155 shares issued and outstanding, respectively	10	10
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Paid-in capital	164,577	172,718
Accumulated deficit	(126,990)	(150,163)
Total shareholders' equity	37,597	22,565
Total liabilities and shareholders' equity	$94,755	$101,684

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

(in thousands)

	Common Stock
	Shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance at December 31, 2012	10,015	$10	$164,577	$(126,990)	$37,597
Exercise of common stock options	220	-	2,577	-	2,577
Issuance of restricted stock	136	-	-	-	-
Share based compensation expense	-	-	5,564	-	5,564
Net loss	-	-	-	(23,173)	(23,173)
Balance at September 30, 2013	10,371	$10	$172,718	$(150,163)	$22,565

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities:
Net loss	$(33,813)	$(23,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	50
Stock compensation expense	4,185	5,564
Changes in operating assets and liabilities:
Accounts receivable, net	(5,534)	(3,853)
Prepaid expenses	(375)	(248)
Other assets	(275)	113
Accounts payable	7,484	8,954
Accrued expenses	1,932	(4,197)
Other long-term liabilities	24	204
Net cash used in operating activities	(26,308)	(16,586)
Cash flows from investing activities:
Purchases of property and equipment	(78)	(26)
Purchases of investments	(7,500)	-
Proceeds from sale of investments	10,000	7,500
Net cash provided by investing activities	2,422	7,474
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	30,000	19,162
Repayments of borrowings on long-term debt	-	(2,162)
Debt issuance costs	-	(1,515)
Proceeds from issuance of common stock	600	2,577
Net cash provided by financing activities	30,600	18,062
Net increase in cash and cash equivalents	6,714	8,950
Cash and cash equivalents, beginning of the period	33,628	25,718
Cash and cash equivalents, end of the period	$40,342	$34,668

Supplemental Disclosure of Cash Flow Information:
Interest paid	$487	$3,351

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

The Company has incurred losses and negative cash flows from operations since the spin-off and expects to continue to incur operating losses until revenues from all sources reach a level sufficient to support its on-going operations. The Company’s liquidity will largely be determined by its ability to raise capital from debt, equity, or other forms of financing, by the success of its products already being commercialized by collaborators, by key development and regulatory events that might impact its ability to out-license its development compounds, by its ability to enter into new collaborations and their terms, and by expenses associated with operations including research and development efforts.

The Company’s liquidity over the next 12 months could be materially affected by, among other things: its ability to raise additional funds through debt, equity or other financing alternatives; costs related to its development efforts; regulatory approval and commercialization of its compound candidates, which could affect milestone and royalty receipts; changes in regulatory compliance requirements; reliance on existing collaborators and potential need to enter into additional collaborative arrangements; and other factors. Depending upon the success and timing of receipt of various milestone payments and royalties, it might be necessary to do one or more of the following in the next 12 months: (a) raise additional capital through equity or debt financings or from other sources; (b) reduce spending on research and development; or (c) restructure the Company's operations. The Company currently receives on-going revenue from royalties on sales of Nesina® and related combination products, as well as Priligy®.

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

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Earnings Per Share

The Company calculates net income (loss) per basic share by dividing net income (loss) by the weighted-average number of shares outstanding during the reporting period. The Company calculates net income (loss) per diluted share by dividing net income (loss) by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based awards. All potentially dilutive securities relate to stock options and restricted stock awards issued as part of the Company's share-based compensation plan. The calculation of net loss per diluted share for the three and nine-month periods ended September 30, 2012 and 2013 is the same as net loss per basic share because the inclusion of any potentially dilutive securities would be anti-dilutive. Potentially dilutive securities totaling approximately 1,643,000 for the three and nine-month periods ended September 30, 2012 and 1,558,000 for the three and nine-month periods ended September 30, 2013 were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

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

Concentration of Credit Risk

The Company's collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Three collaborators accounted for all of the Company's revenue for the three and nine-month periods ended September 30, 2012 and 2013.

The first collaborator accounted for $4.7 million and $15.0 million of total revenue for the three-month periods ended September 30, 2012 and 2013, respectively. The first collaborator accounted for $20.1 million and $51.2 million of total revenue for the nine-month periods ended September 30, 2012 and 2013, respectively. The second collaborator accounted for $0.9 million and $0.1 million of total revenue for the three-month periods ended September 30, 2012 and 2013, respectively. The second collaborator accounted for $1.2 million and $0.5 million of total revenue for the nine-month periods ended September 30, 2012 and 2013, respectively. The third collaborator accounted for $10.0 million and $0.5 million of total revenue for the three-month periods ended September 30, 2012 and 2013, respectively. The third collaborator accounted for $10.0 million and $6.2 million of total revenue for the nine-month periods ended September 30, 2012 and 2013, respectively.

The September 30, 2013 balance of accounts receivable relates to royalty receivables related to Nesina, its combination products and Priligy based on net product sales and activities by the Company's collaborators and, as described in Note 4, $0.2 million due from a collaborator to fund on-going clinical study costs associated with Priligy. The first and third collaborator accounted for the majority of the accounts receivable balance as of September 30, 2013.

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

Investments consisted of restricted cash accounts and money market funds that held short-term U.S. Treasury securities that were subject to contractual withdrawal restrictions and penalties. Under the Amended and Restated Loan and Security Agreement with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank, the Company was required to maintain a minimum cash balance with Silicon Valley Bank. However, on September 30, 2013, the Company and its subsidiaries entered into a Second Amended and Restated Loan and Security Agreement with MidCap Funding III, LLC, Midcap Funding V, LLC and Silicon Valley Bank. Under the Second Amended and Restated Loan and Security Agreement, the Company is still required to maintain its primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of the Company's total cash and cash equivalents balance. However, the Second Amended and Restated Loan and Security Agreement does not require the Company to maintain a minimum cash balance.

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

During the nine-month period ended September 30, 2012, the Company granted 198,000 stock options to employees and directors with a weighted-average exercise price per share of $17.95. During the three-month period ended September 30, 2012, there were no options granted to employees or directors. During the three and nine-month periods ended September 30, 2013, the Company did not grant any options under the Plan. All options are granted with an exercise price equal to the fair value of the Company's common stock on the grant date. The fair value of the Company's common stock on the grant date is equal to the most recent NASDAQ closing price of the Company's stock. The weighted-average grant date fair value per share is determined using the Black-Scholes option-pricing method. Expected option lives are based on the simplified method and volatilities used in fair valuation calculations are based on a benchmark of peer companies with similar expected lives. The weighted-average grant date fair value per share and aggregate fair value of options granted to employees during the nine-month period ended September 30, 2012 was $10.84 and $2.1 million.

The amount of stock compensation expense related to consultant option grants, classified in selling, general and administrative expenses within the consolidated statements of operations, is marked to market at the end of each financial reporting period using the Black-Scholes option-pricing method and the period-end closing stock price, until such options vest. For the three and nine-month periods ended September 30, 2012, amounts reflected in the consolidated statements of operations related to consultant stock compensation expense, including the mark-to-market adjustment, were $0.3 million and $1.3 million, respectively. For the three and nine-month periods ended September 30, 2013, amounts reflected in the consolidated statements of operations related to consultant stock compensation expense, including the mark-to-market adjustment, were $0.5 million and $2.6 million, respectively. These non-employee grants relate to a consulting agreement executed with the Company’s founding Chairman, Dr. Fred Eshelman. The terms of this consulting agreement provided for a grant of stock options to purchase shares of the Company’s common stock equal to 2.0% of the Company’s common stock outstanding immediately after the completion of the spin-off, and additional stock options for an additional 1.0% on or about the second anniversary of the spin-off.

As of September 30, 2013, the Company had outstanding options to purchase an aggregate of approximately 1,422,000 shares of its common stock.

During the three and nine-month periods ended September 30, 2012, the Company did not grant any restricted stock awards. During the three-month period ended September 30, 2013, there were no restricted stock awards granted to employees or directors of the Company. During the nine-month period ended September 30, 2013, the Company granted 135,779 restricted stock awards to employees and directors. The restrictions on these awards lapse after a period of approximately one year in the case of annual director grants, or 50% on each of the first and second anniversary of grant in the case of employees and initial grants to new directors.

Share-based compensation expense recognized for Company employees, directors and consultants under the Plan included in the statements of operations for the three and nine-month periods ended September 30, 2012 was approximately $1.2 million and $4.2 million, respectively. Share-based compensation expense recognized for Company employees, directors and consultants under the Plan included in the statements of operations for the three and nine-month periods ended September 30, 2013 was approximately $1.5 million and $5.6 million, respectively.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Commitments and Contingencies

The Company is involved in compound development and commercialization collaborations. The Company developed a risk-sharing research and development model with pharmaceutical and biotechnology companies to advance compounds to commercialization. Through collaborative arrangements based on this model, the Company shares with its collaborators the risks and potential rewards associated with the development and commercialization of drugs. As of September 30, 2013, the Company's four main collaborations were with Janssen Pharmaceutica, NV, or Janssen (an affiliate of Johnson & Johnson), related to avarofloxacin and eluxadoline (historically referred to by the Company as JNJ-Q2 and MuDelta, respectively) and the product Priligy (dapoxetine); Alza Corporation, or Alza, related to the product Priligy; Berlin-Chemie AG (Menarini Group), or Menarini, related to the product Priligy; and Takeda Pharmaceuticals Company Limited, or Takeda, related to the trelagliptin compound, Nesina (alogliptin), and alogliptin-related combination products.

As of September 30, 2013, the Company had two collaborations that involve potential future expenditures. The first is its collaboration with Alza and Janssen for Priligy.

On May 14, 2012, the Company and its wholly-owned subsidiary Genupro, Inc. entered into a license and asset transfer agreement with Alza and Janssen, whereby Alza and Janssen transferred to the Company worldwide rights for Priligy. To facilitate a uniform transition, Janssen agreed to continue to manufacture and manage certain clinical and regulatory activities with respect to Priligy for a pre-defined period after the closing date of the agreement. This transaction became effective on July 30, 2012. Under the terms of this transaction, the Company was obligated to pay Janssen for transition services provided to the Company in the amount of $15.0 million, with $7.5 million paid within 45 days of closing, and $3.75 million due within 10 business days of the beginning of each of the following two calendar quarters. As of September 30, 2013, no amounts remained due to Janssen for these transition services. In addition, the Company is obligated to pay Janssen up to $19.0 million in potential on-going clinical study costs and up to $1.0 million for reasonable out-of-pocket expenses over the transition period. The Company must also pay Janssen fees related to Priligy sales and distribution activities that Janssen will perform for the Company during the transition period pursuant to a sales services agreement. Priligy will continue to be made available to patients under the sales service agreement until the marketing authorizations are transferred, at which time commercialization of the product will transition to the Company or its licensee. The term of the license and asset transfer agreement will expire on the latest of the completion of the transition of the product rights to the Company, the expiration of its last payment obligation to Janssen, or the expiration of the last-to-expire ancillary agreement.

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

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the license and asset transfer agreement with Alza and Janssen, and the license agreement with Menarini, the Company assessed the indicators associated with agent and principal considerations for each transaction. Based on the terms of the underlying agreements, the nature of the related cash payments and receipts (regarding the $15.0 million up-front and transition service payments, the up to $19.0 million to fund potential on-going clinical study costs and the fees related to Priligy sales and distribution activities performed by Janssen), and the determination that the Company is not the primary obligor for the underlying activities that are associated with these payments, the Company has recorded these amounts on a net basis within the consolidated statements of operations. For the quarter ended September 30, 2013, the Company owed amounts to Janssen, and correspondingly received equal payments from Menarini, totaling $0.3 million related to on-going clinical studies for Priligy. The Company has also considered the contractual right-of-offset related to these payments, for which the Company is effectively an intermediary, and has recorded these amounts on a gross basis within the consolidated balance sheets. As of September 30, 2013, approximately $0.2 million is reflected in accounts receivable related to the on-going Priligy clinical study costs being performed by Janssen. As of September 30, 2013, approximately $0.5 million is reflected in accrued expenses related to the on-going Priligy clinical study costs being performed by Janssen.

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

5. Long-Term Debt

Third Party Debt

On August 18, 2011, the Company and its subsidiaries entered into a Loan and Security Agreement (the “Agreement”) with MidCap Funding III, LLC and Silicon Valley Bank. The initial borrowing in the amount of $10.0 million had a fixed interest rate of 10.25% per annum and was due August 1, 2015. Interest accrued monthly and was payable on the first day of the following month, in arrears. Principal payments of the initial borrowing were to be paid on a ratable monthly basis from August 1, 2012 until maturity. On August 2, 2012, the Company and its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank. The Amended Agreement modified the prior Agreement by providing an additional $30.0 million in borrowings and reset the maturity date of the initial Agreement to August 2, 2016. On September 30, 2013, the Company and its subsidiaries entered into a Second Amended and Restated Loan and Security Agreement (the “Second Amended Agreement”) with MidCap Funding III, LLC, Midcap Funding V, LLC and Silicon Valley Bank, or collectively, the “Lenders”.

The Second Amended Agreement modified the prior Amended Agreement by resetting the outside maturity date to October 1, 2018, deferring payment of any principal amounts until May 2014, and increased the total amount of the loan to $42.0 million. The Second Amended Agreement bears interest at a fixed rate of 10.00%. Interest accrues daily and is payable on the first day of the following month, in arrears.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Principal payments under the Second Amended Agreement begin on May 15, 2014, with additional payments due on August 15, September 15, and November 15, 2014. Beginning on February 15, 2015 and continuing through and including the maturity date, principal payments are due each February, May, August and November. Beginning with the September 15, 2014 payment, the principal payments will consist of an amount equal to either 25% or 50% of the Company’s alogliptin royalties for the previous fiscal quarter, subject to minimum and maximum dollar amounts of payments ranging from a minimum of $1.26 million to a maximum of $4.20 million each quarter, dependent on whether the Company has submitted to the U.S. Food and Drug Administration a new drug application for eluxadoline.

Under the Second Amended Agreement, the Company is required to maintain its primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of the Company's total cash and cash equivalents balance. The Company intends to use the proceeds from the loan to support research and development for its eluxadoline compound.

A final payment fee is due to the Lenders in an amount equal to 3.5% of the total loan commitment, payable at the maturity date or upon prepayment of the loan. The Company may prepay the loan subject to a prepayment fee of between 2% and 3.5% of the amount borrowed, depending on the time of the prepayment. The amount of interest expense related to the initial Agreement, Amended Agreement and the Second Amended Agreement included in the statement of operations includes the ratable accrual of the final payment fee and the amortization of deferred financing costs over the term of the loan.

Under the Second Amended Agreement, the Company and its subsidiaries are subject to affirmative covenants, including obligations to maintain good standing, provide certain notices to the Lenders, deliver financial statements to the Lenders, maintain insurance, discharge all taxes, protect intellectual property and protect collateral. The Company and its subsidiaries are also subject to negative covenants, including that each may not enter into a merger or consolidation or certain change of control events, incur liens on the collateral, incur additional indebtedness, dispose of any property, change its jurisdiction of organization or organizational structures or types, declare or pay dividends (other than dividends payable solely in common stock), make certain investments or acquisitions, and enter into certain transactions with affiliates, in each case subject to certain customary exceptions, including exceptions that allow the Company and its subsidiaries to acquire additional compounds and to enter into licenses and similar agreements providing for the use and collaboration of the Company's and its subsidiaries' intellectual property provided certain conditions are met. The obligations of the Company under the Second Amended Agreement are secured by a first priority lien on substantially all of the Company’s existing and after-acquired assets, excluding intellectual property (but including the proceeds thereof). The obligations of the Company and its subsidiaries under the Second Amended Agreement are also secured by a first priority lien on the equity interests of the Company in its subsidiaries.

The Second Amended Agreement provides that events of default include failure to make payment of principal or interest on the loan when required, failure to perform certain obligations under the Second Amended Agreement and related documents, defaults in certain other indebtedness and certain other events including certain adverse actions taken by the U.S. Food and Drug Administration or other governmental authorities. Upon events of default, the Company's obligations under the Second Amended Agreement may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, the Company's obligations under the Second Amended Agreement will bear interest at a rate equal to the lesser of (a) 4% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default or (b) the maximum rate allowable under law. As of September 30, 2013, the Company was in compliance with its obligations under the Second Amended Agreement.

Related Party Debt

On September 30, 2013, the Company and its subsidiaries entered into a Loan and Security Agreement with Fredric N. Eshelman, the Company’s chairman of the board and 27.5% stockholder, pursuant to which the Company borrowed $15.0 million (the “Eshelman Loan”). The Eshelman Loan becomes due and payable on the earlier of January 1, 2019 or 91 days after the Second Amended Agreement loan has been paid in full.

The Eshelman Loan bears interest at a fixed rate of 9.00% per annum. Interest accrues daily and is payable on the first day of the following month, in arrears. Principal payments of $166,667 on the Eshelman Loan Agreement begin on October 1, 2014, and continue on a monthly basis thereafter through and including the maturity date, subject to the condition that, to the extent provided in the Subordination and Intercreditor Agreement with MidCap (the “Subordination Agreement”), if then in effect, the Company has $7.5 million of unrestricted cash on hand after giving effect to each such principal payment. The Company may prepay the Eshelman Loan without penalty or premium to the extent permitted under the Subordination Agreement.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The obligations of the Company and its subsidiaries under the Eshelman Loan Agreement are secured by a second priority lien on substantially all of the Company’s and its subsidiaries’ existing and after-acquired assets, excluding intellectual property (but including the proceeds thereof). The obligations of the Company and its subsidiaries under the Eshelman Loan Agreement are also secured by a second priority lien on the equity interests of the Company in its subsidiaries. The Eshelman Loan is subordinate to the Second Amended Agreement loan.

Under the Eshelman Loan, the Company and its subsidiaries are subject to affirmative covenants substantially consistent to the Second Amended Agreement loan. The Eshelman Loan also has events of default that are substantially consistent to the Second Amended Agreement loan, except for upon occurrence of any event of default, the Company's obligations under the Eshelman Loan will bear interest at a rate equal to the lesser of (a) 3% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default or (b) the maximum rate allowable under law. As of September 30, 2013, the Company was in compliance with its obligations under the Eshelman Loan.

Current Portion of Long-Term Debt

Per the terms of the Second Amended Agreement, the amounts of principal payments are dependent on the amounts of alogliptin royalties received by the Company, subject to minimum and maximum thresholds. Due to the variable nature of future principal payments, the Company has disclosed within its consolidated balance sheets the maximum amount that could be due within the next twelve months as current portion of long-term debt. In addition, the Eshelman Loan’s repayment timing is dependent upon the indebtedness under the Second Amended Agreement having been paid in full. As such, the current portion of long-term debt for this related party loan is based on the maximum settlement amounts of the Second Amended Agreement loan.

6. Subsequent Event

In October 2013, Menarini confirmed the launch of Priligy in the United Kingdom. The Company is entitled to receive a $5.0 million milestone payment related to this launch. Under the terms of the license agreement with Menarini, the Company is also eligible to receive up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms.

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

Our Company continues the compound partnering business started by Pharmaceutical Product Development, Inc., or PPD, in 1998. We became an independent publicly traded company on June 14, 2010, when PPD spun-off its compound partnering business through a tax-free, pro-rata dividend distribution of all of the shares of the Company to PPD shareholders. PPD does not have any ownership or other form of equity interest in the Company following the spin-off. The Company's operations are headquartered in Morrisville, North Carolina. Our website address is www.furiex.com . Information on our website is not incorporated herein by reference. We make available free of charge through our website press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we have electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Our Portfolio

We have exclusive license rights to eluxadoline (MuDelta), which is in Phase III development, and to avarofloxacin (JNJ-Q2), which is Phase III-ready. We also have rights with respect to trelagliptin (SYR-472), which is in Phase III development by a collaborator, and to four products that are commercialized by collaborators, for which we are eligible to receive regulatory or launch-based milestone payments plus worldwide sales-based royalty and sales-based milestone payments. The commercialized products in the alogliptin family (i.e., Nesina® and its fixed dose combination products) are currently marketed in Japan and the United States, and Priligy® is currently marketed outside of the United States, and we have no further development obligations for any of these products or trelagliptin.

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

We completed a large multicenter randomized-double-blind Phase II Proof-of-Concept trial in patients with IBS-d in 2011; the study demonstrated that eluxadoline has a favorable efficacy and safety profile. The results are published paper entitled “Eluxadoline Benefits Patients With Irritable Bowel Syndrome With Diarrhea in a Phase 2 Study” (Dove et al. Gastroenterology 2013; 145:329-338).

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

In July 2013, we completed enrollment of two Phase III pivotal studies, each with three treatment arms: placebo, 75 mg twice a day and 100 mg twice a day, with a total of 2,427 patients across the two studies. Both trials have the same overall design and efficacy endpoints, but differ in overall duration due to the need to treat and monitor safety in a sufficient number of patients to satisfy regulatory requirements. Each study captures both the 12-week FDA endpoint as well as longer term efficacy data for up to 30 weeks, the latter of which might be used to support a European regulatory submission. We expect to have top-line results for the efficacy endpoints of these studies in the first quarter of 2014. We are continuing with other enabling studies and manufacturing work needed to support the New Drug Application, or NDA.

Recent events: We have completed a series of Phase I ADME (absorption, distribution, metabolism, elimination) studies for eluxadoline and believe these studies should adequately support the NDA submission. Based on these results, we do not anticipate any significant changes in the target product profile.

In our Phase I hepatic impairment study, we observed that patients with impaired liver function had significantly higher levels of eluxadoline compared to patients with normal liver function. Even though a small fraction of eluxadoline is absorbed when administered orally, the data show that patients with impaired liver function do not clear the drug as rapidly as subjects with normal liver function. Based on this information, if and when eluxadoline is approved, the label may contain precautions or restrict use in patients with liver impairment.

__________________________

1   United States Adopted Names Council (USAN) adopted, International Nonproprietary Names (INN) approval pending.

Although eluxadoline has limited systemic availability, its purported mechanism of action involves opiate receptor modulation. Therefore, we are required, under the FDA’s 2010 Draft Guidance on Assessment of Abuse Potential of Drugs, to assess eluxadoline’s potential for abuse through a variety of modalities. Based on the FDA guidance, we have completed a panel of physicochemical and tamperability studies on eluxadoline tablets, which suggest that the formulation of eluxadoline that is intended for marketing has low potential for abuse via intravenous or smoking routes. We have recently completed an abuse liability study and will be presenting the results at The American College of Neuropsychopharmacology meeting in December 2013. In this study, eluxadoline tablets, which are intended for oral use, were pulverized to a powder and the study subjects, who are recreational opiate users, insufflated the powder by nasal snorting. The study assessed both drug-liking and disliking by these opiate users. Top-line results showed that: (1) eluxadoline was not liked more than placebo and was liked significantly less than oxycodone (the positive control); and (2) eluxadoline was significantly disliked compared with both oxycodone and placebo.

We have also completed a QT study, which evaluated the effect of eluxadoline on cardiac electrical conduction, and obtained a favorable result of no increase in the QT interval at the doses tested.

We continue to explore partnering opportunities for the eluxadoline program.

Avarofloxacin 1 (JNJ-Q2) for skin and lung infections

Community-acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI, are important public-health concerns due to increasing drug resistance of established antibiotics to causative pathogens. Due to the emerging resistance to established antibiotics, there is a large unmet need for antibiotics such as avarofloxacin that cover a broad range of pathogens, including resistant Staphylococcus (“Staph”) and Streptococcus (“Strep”). Bacterial infections are a major cause of morbidity and mortality. Global microbiological surveillance suggests that approximately 40% of Staph infections in the U.S., Latin America and Asia Pacific are methicillin-resistant Staphylococcus “Staph” aureus, or MRSA.

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

We are continuing to seek to partner or out-license avarofloxacin and have forecasted minimal expenditures for this compound in 2013.

Marketed Products

Nesina (alogliptin) for Type-2 diabetes

Type-2 diabetes, or T2D, is the most common form of diabetes and has reached worldwide epidemic proportions. The global health care expenditures to treat and prevent diabetes and its complications were estimated at $471.0 billion in 2012. By 2030, this number is projected to exceed $595.0 billion. In addition to diet and exercise, diabetic patients often require multiple medicines to help manage their condition.

__________________________

1    United States Adopted Names Council (USAN) adopted, International Nonproprietary Names (INN) approval pending.

Nesina is the trade name for alogliptin and is marketed by Takeda Pharmaceuticals Company Limited, or Takeda. Nesina is a highly selective, orally-active dipeptidyl peptidase-4, or DPP-4, inhibitor that slows the inactivation of hormones known as incretins (glucagon-like peptide-1 and glucose-dependent insulinotropic peptide), which play a major role in regulating blood sugar levels. Approximately 9,000 patients with Type-2 diabetes have been treated with Nesina in 14 randomized, double-blind, controlled clinical trials. Pivotal trials demonstrated that Nesina was well-tolerated when given as a single daily dose and it significantly improved glycemic control in Type-2 diabetes patients without raising the incidence of hypoglycemia.

Additionally, Nesina has been shown to enhance glycemic control when used in combination with other commonly prescribed diabetes drugs.

Nesina has been marketed in Japan since 2010 and in the United States since mid-2013. It is also being marketed as a fixed-dose combination with Actos® in Japan (Liovel®) and the United States (Oseni®), and as a fixed dose combination with metformin in the United States (Kazano®). Oseni is the only marketed fixed-dose combination of a DPP4-inhibitor and a thiazolidinedione (i.e., Actos).

We have no further financial obligations under our agreement with Takeda. Under this agreement, we will be entitled to receive up to $33.0 million in sales-based milestone payments plus royalty payments on worldwide sales of Nesina and alogliptin combination products at royalty rates of 7% to 12% in the U.S., 4% to 8% in Europe and Japan and 3% to 7% in regions other than the United States, Europe or Japan. Royalty payments are subject to a reduction of up to 0.5% for a portion of payments by Takeda to a licensor for intellectual property related to Nesina (except in Japan, where there is currently no intellectual property that would cause such a reduction).

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

Recent events: In September 2013, Vipidia™ (alogliptin) and two combination products, Incresync™ (alogliptin and pioglitazone) and Vipdomet™ (alogliptin and metformin), received regulatory approval in the EU, resulting in a $10.0 million regulatory milestone payment to us. In July 2013, alogliptin was approved in the People’s Republic of China.

In September 2013, Takeda published the results of the EXAMINE study at the European Society of Cardiology Meeting and also published the study in the New England Journal of Medicine (N Engl J Med 2013; 369:1327-1335). The EXAMINE study, which compared alogliptin to standard of care, is the first cardiovascular outcomes study of patients with T2D who are at high-risk for major adverse cardiac events (MACE) due to a recent history of acute coronary syndrome. These data demonstrate that alogliptin does not increase cardiovascular risk in T2D patients at high-risk for MACE compared with placebo, when added to usual therapy. The trial met its primary objective of demonstrating non-inferiority of cardiovascular risk based on a primary composite endpoint of cardiovascular death, nonfatal myocardial infarction and nonfatal stroke. Rates of hypoglycemia, malignancy, pancreatitis, serum aminotransferase elevations and of serious adverse events were similar for the alogliptin and placebo groups.

Priligy (dapoxetine) for premature ejaculation

The reported percentage of men affected with premature ejaculation, or PE, at some point during their lives ranges from 4% to 30%, depending on the methodology and criteria used. Priligy is the trade name for dapoxetine, a drug in tablet form specifically indicated for the “on-demand” treatment of PE.

Priligy is a unique, short-acting, selective serotonin reuptake inhibitor, or SSRI, designed to be taken only when needed, one to three hours before sexual intercourse, rather than every day. Priligy has been studied in over 12,000 patients in clinical trials, including five randomized, placebo-controlled Phase III clinical trials involving more than 6,000 men with PE. It is the first oral medication to be approved for this condition. Priligy is approved in over 60 countries and currently marketed in over 25 countries in Europe, Asia-Pacific and Latin America.

In May 2012, we entered into an agreement whereby Alza Corporation, or Alza, and Janssen transferred worldwide Priligy rights to us. In May 2012, we also entered into a license agreement with Berlin-Chemie AG (Menarini Group), or Menarini, to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. This transaction became effective on July 30, 2012. We retain full development and commercialization rights in the U.S., Japan and Canada. Janssen continues to make Priligy available to patients, in countries where marketing authorizations have not yet transferred to Menarini. Janssen also manufactures and manages certain regulatory activities for Priligy during the transition period. Under our license agreement with Menarini, we have received a $15.0 million upfront payment and $15.0 million in regulatory and launch milestone payments. We are eligible to receive up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms. Under the terms of this transaction, we were obligated to pay Janssen for transition services provided to us in the amount of $15.0 million, with $7.5 million paid within 45 days of closing, and $3.75 million due within 10 business days of the beginning of each of the following two calendar quarters.

As of September 30, 2013, no amounts remained due to Janssen for these transition services. We must also pay Janssen fees for the product sales and distribution activities that they will perform as part of a sales service agreement. In addition, we were responsible for up to $1.0 million for reasonable out-of-pocket expenses over the transition period. Menarini is obligated to pay for the current on-going clinical studies.

We currently do not have additional development plans for Priligy for the United States. We will continue to monitor the FDA’s position on patient-reported outcomes that it considers acceptable for premature ejaculation studies and will reassess our NDA strategy should circumstances change.

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

Recent events: In August 2013, the following paper was published about the safety of Priligy: “A Prospective, Observational Study of Men With Premature Ejaculation Who Are Treated With PRILIGY or Alternate Care” (Mirone, et al. European Urology published online ahead of print August 22, 2013). A total of 10,028 patients were enrolled in this 12 week open-label study, with 6,712 patients treated with dapoxetine and 3,316 patients treated with alternative care/non-dapoxetine. The study demonstrated a favorable safety profile for dapoxetine that was similar to alternative care.

In October 2013, Menarini confirmed the launch of Priligy in the United Kingdom. We are entitled to receive a $5.0 million milestone payment related to this launch. The transition process for Priligy from Janssen to Menarini is on-going and remains on track.

Compound in Clinical Development by Collaborator

Trelagliptin for Type-2 diabetes

Trelagliptin (SYR-472) is part of the DPP-4 inhibitor portfolio that Takeda purchased from PPD and Syrrx in 2005. Trelagliptin has the same mechanism of action as alogliptin. However, in contrast to alogliptin and all other available DPP-4 inhibitors, which are once-daily oral therapies, trelagliptin is a once-weekly oral agent. Takeda completed two Phase II studies in early 2008, the primary endpoint of which was HbA (1C) at 12 weeks. In September 2011, Takeda commenced Phase III clinical trials for trelagliptin in Japan for treatment of Type-2 diabetes. Takeda is currently conducting: (1) a 52-week open-label study in Japan in approximately 600 subjects who are not well-controlled on diet and exercise or another oral anti-diabetic drug; and (2) a 24-week double-blind study of trelagliptin compared to placebo or alogliptin. A once-weekly treatment, such as trelagliptin, should provide patients with a convenient therapeutic alternative, and has the potential to improve treatment compliance. If trelagliptin is approved, then we would be eligible to receive sales-based royalty payments at the same rates as for Nesina, as described above. Under our agreement with Takeda, we would be entitled to receive regulatory milestone payments for trelagliptin or Nesina, whichever compound achieves the milestone(s) first. We would also be entitled to receive sales-based milestone payments based on global product sales.

Overview of Results

Our business consists solely of compound development and collaborative activities. Accordingly, we operate in one reportable business segment. Our revenues consist primarily of milestone and royalty payments from collaborators. For the nine-month period ended September 30, 2012, our total revenue of $31.3 million consisted of $10.0 million related to a regulatory milestone payment from Takeda, $10.0 million related to a regulatory milestone payment from Menarini and $11.3 million of royalty revenue from the sale of Nesina, Liovel and Priligy by our collaborators. For the nine-month period ended September 30, 2013, our total revenue of $57.9 million consisted of $35.0 million of regulatory milestone payments from Takeda related to Nesina, a $5.0 million launch-based milestone payment from Menarini related to Priligy and $17.9 million of royalty revenue from the sale of Nesina, and related combination products, as well as Priligy.

We incurred research and development expenses of $54.9 million and $67.3 million for the nine-month periods ended September 30, 2012 and 2013, respectively. Our current research and development expenses are primarily related to the continued development of eluxadoline. We expense all research and development costs for our compounds and external collaborations as incurred. Our forecasted total research and development expenses are expected to run between $18.0 million and $22.0 million for the remainder of the year, comprised almost entirely of Phase I and Phase III study costs, manufacturing costs and non-clinical costs associated with eluxadoline. We are actively exploring various partnering and other strategic options with respect to eluxadoline. Any partnering arrangement we enter into could alter our forecasted research and development expenses for this program.

For the nine-month period ended September 30, 2012 we reported a net loss of $33.8 million. For the nine-month period ended September 30, 2013 we reported a net loss of $23.2 million. We expect to continue to incur net losses unless revenues from all sources reach a level sufficient to support our on-going operations.

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

Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2013

The following table sets forth amounts from our consolidated financial statements for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2013.

	Three Months Ended September 30,
(in thousands)	2012	2013
Revenue:
Milestones	$10,000	$10,000
Royalties	5,577	5,550
Total revenue	15,577	15,550
Research and development expenses	14,798	19,895
Selling, general and administrative expenses	3,209	3,197
Depreciation and amortization	22	8
Total operating expenses	18,029	23,100
Operating loss	(2,452)	(7,550)
Interest expense	837	1,107
Loss before provision for income taxes	(3,289)	(8,657)
Less provision for income taxes	(3)	26
Net loss	$(3,286)	$(8,683)

Revenue. Total revenue was $15.6 million in the third quarter of 2013 and 2012. Milestone revenue for the third quarter of 2012 related to a $10.0 million milestone from Menarini upon the closing of the new license agreement related to Priligy in July 2012. Milestone revenue for the third quarter of 2013 related to a $10.0 million milestone from Takeda upon the European Marketing Authorization of alogliptin and related products in September 2013. Royalty revenue for the third quarter of 2012 related to the sale of alogliptin and related combination products in Japan and sales of Priligy in various countries outside the United States. Royalty revenue for the third quarter of 2013 related to the sale of alogliptin and related combination products in Japan and the United States and sales of Priligy in various countries outside the United States.

Expenses. Research and development, or R&D, expenses increased $5.1 million to $19.9 million in the third quarter of 2013 from the third quarter of 2012. The increase in R&D expense was due predominantly to Phase III costs associated with the continued development of eluxadoline.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2013.

	Three Months Ended September 30,
(in thousands)	2012	2013	$ Inc (Dec)
R&D expense by project:
Eluxadoline (MuDelta)	$13,940	$19,036	$5,096
Avarofloxacin (JNJ-Q2)	164	56	(108)
Other R&D expense	694	803	109
Total R&D expense	$14,798	$19,895	$5,097

R&D expenses will likely fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. The primary driver of the level of R&D expense during the current quarter was related to Phase III costs associated with the continued development of eluxadoline. The level and variability of quarterly R&D costs relate to the timing of specific activities associated with the on-going clinical trials. We are continuing to seek to partner or out-license avarofloxacin, with minimal expenditures forecasted in 2013. We are actively exploring partnering and other strategic options for eluxadoline. Any partnering arrangement we enter into could alter our forecasted research and development expenses for this program. Our forecasted total research and development expenses are expected to run between $18.0 million and $22.0 million for the remainder of the year, comprised almost entirely of Phase I and Phase III study costs, manufacturing costs and non-clinical costs associated with the development of eluxadoline.

Selling, general and administrative, or SG&A expenses, was $3.2 million in the third quarter of 2012 and 2013. SG&A expenses relate to Company overhead costs, employee compensation and related benefit expenses, professional fees, public company costs and non-cash share based compensation expense, including the mark-to-market adjustment for non-vested consultant options.

Interest expense of $1.1 million for the three-month period ended September 30, 2013 related entirely to our loan agreement with MidCap and Silicon Valley Bank.

Results of Operations. Net loss of $8.7 million in the third quarter of 2013 represents an approximate $5.4 million increase from the net loss of $3.3 million in the third quarter of 2012. This increase in net loss resulted primarily from the increase in R&D, as described above.

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2013

The following table sets forth amounts from our consolidated financial statements for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2013.

	Nine Months Ended September 30,
(in thousands)	2012	2013
Revenue:
Milestones	$20,000	$40,000
Royalties	11,297	17,865
Total revenue	31,297	57,865
Research and development expenses	54,919	67,309
Selling, general and administrative expenses	8,732	10,306
Depreciation and amortization	64	50
Total operating expenses	63,715	77,665
Operating loss	(32,418)	(19,800)
Interest expense	1,386	3,319
Other income, net	-	93
Loss before provision for income taxes	(33,804)	(23,026)
Less provision for income taxes	9	147
Net loss	$(33,813)	$(23,173)

Revenue. Total revenue increased $26.6 million to $57.9 million in the first nine months of 2013 from the first nine months of 2012. This increase was primarily due to a $25.0 million regulatory milestone payment from Takeda with respect to the FDA approval of three new alogliptin-related products in January 2013, a $10.0 million milestone from Takeda upon the European Marketing Authorization of alogliptin and related products in September 2013 and a $5.0 million milestone payment from Menarini upon the launch of Priligy in France in March 2013, partially offset by a decrease of $10.0 million related to the regulatory milestone payment from Takeda with respect to the acceptance of the submission of a Marketing Authorization Application from the European Medicines Agency for alogliptin in May 2012 and a $10.0 million milestone from Menarini upon the closing of the new license agreement related to Priligy in July 2012. In addition, royalty revenue increased $6.6 million in the first nine months of 2013 as compared to 2012 based on royalty revenue related to the sale of alogliptin and related combination products in Japan and the United States and sales of Priligy in various countries outside the United States.

Expenses. R&D expenses increased $12.4 million to $67.3 million in the first nine months of 2013 from the first nine months of 2012. The increase in R&D expense was due to Phase III costs associated with the continued development of eluxadoline, partially offset by a decrease in R&D expense related to a $1.0 million development milestone payment to Ranbaxy in connection with the completion of the Phase II final study report for PPD-10558 in the second quarter of 2012.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2013.

	Nine Months Ended September 30,
(in thousands)	2012	2013	$ Inc (Dec)
R&D expense by project:
Eluxadoline (MuDelta)	$50,759	$64,793	$14,034
Avarofloxacin (JNJ-Q2)	711	170	(541)
PPD-10558	1,324	-	(1,324)
Other R&D expense	2,125	2,346	221
Total R&D expense	$54,919	$67,309	$12,390

R&D expenses will likely fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. The primary driver of the level of R&D expense during the current year to date was related to Phase III costs associated with the continued development of eluxadoline. The level and variability of quarterly R&D costs relate to the timing of specific activities associated with the on-going clinical trials. We are continuing to seek to partner or out-license avarofloxacin, with minimal expenditures forecasted in 2013. We are actively exploring partnering and other strategic options for eluxadoline. Any partnering arrangement we enter into could alter our forecasted research and development expenses for this program. Our forecasted total research and development expenses are expected to run between $18.0 million and $22.0 million for the remainder of the year, comprised almost entirely of Phase I and Phase III study costs, manufacturing costs and non-clinical costs associated with the development of eluxadoline.

SG&A expenses increased $1.6 million to $10.3 million in the first nine months of 2013 from the first nine months of 2012. SG&A expenses relate to Company overhead costs, employee compensation and related benefit expenses, professional fees, public company costs and non-cash share based compensation expense, including the mark-to-market adjustment for non-vested consultant options. The increase in SG&A expenses was due primarily to increases in non-cash stock compensation expense of $1.3 million, including the mark-to-market adjustment for non-vested consultant options.

Interest expense of $3.3 million for the nine-month period ended September 30, 2013 related entirely to our loan agreement with MidCap and Silicon Valley Bank.

Results of Operations. Net loss of $23.2 million in the first nine months of 2013 represents a $10.6 million decrease from the net loss of $33.8 million in the first nine months of 2012. This decrease in net loss resulted primarily from the $26.6 million increase in revenue, partially offset by a $12.4 million increase in R&D expenses, a $1.6 million increase in SG&A expenses, and a $1.9 million increase in interest expense, as described above.

Liquidity and Capital Resources

As of September 30, 2013, we had $34.7 million of cash and cash equivalents. In addition, we had $15.6 million of accounts receivable and $21.6 million of accounts payable and accrued expenses. The primary source of our current cash and cash equivalents is from upfront, milestone and royalty payments received since the spin-off from PPD and under our credit facility and related party loan described below.

On August 18, 2011, we entered into a loan agreement with MidCap Funding III, LLC and Silicon Valley Bank. This initial borrowing in the amount of $10.0 million had a fixed interest rate of 10.25% per annum and was initially due August 1, 2015. On August 2, 2012, we entered into an amended loan agreement with MidCap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank for an additional $30.0 million. This new agreement amended the prior agreement by resetting the maturity date to August 2, 2016 for a total amount of $40.0 million, bearing interest at a fixed rate of 10.00%. On September 30, 2013, we entered into an second amended loan agreement with MidCap Funding III, LLC, Midcap Funding V, LLC and Silicon Valley Bank which reset the outside maturity date to October 1, 2018, deferred payment of principal until May 2014, and increased the total amount of the loan to $42.0 million. This borrowing bears interest at a fixed rate of 10.00%. Interest accrues daily and is payable on the first day of the following month, in arrears. As part of this second amended agreement, we are required to maintain our primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of our total cash and cash equivalents balance.

On September 30, 2013, we entered into a loan agreement with Fredric N. Eshelman, the Company’s chairman of the board and 27.5% stockholder. This $15.0 million borrowing bears interest at a fixed rate of 9.00%. Interest accrues daily and is payable on the first day of the following month, in arrears. This loan becomes due and payable on the earlier of January 1, 2019 or 91 days after the MidCap Funding LLC / Silicon Valley Bank loan has been paid in full. Principal payments of $166,667 on the Eshelman Loan Agreement begin on October 1, 2014, and continue on a monthly basis thereafter through and including the maturity date.

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

For the nine-month period ended September 30, 2013, our operating activities used $16.6 million in cash compared to $26.3 million used for the same period in 2012. The decrease in net cash used in operating activities relates primarily to the increased revenue associated with milestone and royalty payments from our collaborators, partially offset by the increase in research and development expenditures previously described.

For the nine-month period ended September 30, 2013, our investing activities provided approximately $7.5 million in cash compared to $2.4 million for the same period in 2012. These investing activities related to the purchase and sale of investments.

For the nine-month period ended September 30, 2013, our financing activities provided approximately $18.1 million in cash compared to $30.6 million for the same period in 2012. These financing activities related to the net proceeds from borrowings, proceeds from stock option exercises, partially offset by additions to deferred financing costs.

Contractual Obligations

As of September 30, 2013, future maximum payments on all of our contractual obligations for fiscal years ended subsequent to September 30, 2013 were as follows related to our Second Amended Loan and Security Agreement, the Eshelman Loan Agreement and operating leases in Morrisville, North Carolina and Wilmington, North Carolina:

Years Ended December 31 (in thousands)	2013	2014	2015	2016	2017	Total
Long-term Debt: Principal	$—	$10,080	$16,800	$15,120	$—	$42,000
Long-term Debt: Interest	723	4,042	2,521	829	—	8,115
Long-term Debt, Related Party: Principal	—	500	2,000	2,000	10,500	15,000
Long-term Debt, Related Party: Interest	233	1,365	1,239	1,060	194	4,091
Operating Leases	40	56	—	—	—	96
Total Contractual Obligations	$996	$16,043	$22,560	$19,009	$10,694	$69,302

As of September 30, 2013, we were contingently obligated under collaboration agreements that have not been included in the table above due to the inherent uncertainty in the amounts and timing of payments. For more information, see Note 4 to the consolidated financial statements.

As noted in Note 5 to the consolidated financial statements, the amount of principal payments on the Second Amended Loan and Security Agreement, beginning with the September 15, 2014 payment, will consist of an amount equal to either 25% or 50% of our alogliptin royalties for the previous fiscal quarter, subject to minimum and maximum dollar amounts of payments ranging from a minimum of $1.26 million to a maximum of $4.20 million each quarter, dependent on whether we have submitted to the FDA a new drug application for eluxadoline. In addition, the Eshelman Loan Agreement is payable on the earlier of January 1, 2019 or 91 days after the Second Amended Loan and Security Agreement has been paid in full. The table above presents the maximum principal payments and related timing regarding total long-term debt that is contingent on future events.

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Under our current investment policies, we invest our cash and cash equivalents in money market funds that invest in short-term U.S. Treasury securities. Due to the short-term nature of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our cash and cash equivalents. In addition, each of our credit facility and related party loan bear a fixed rate of interest, so we do not have risk of increased payment obligations under them if market rates were to increase.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.          Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 formatted In eXtensible Business Reporting Language (XBRL)

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

Date: November 12, 2013