Form 10-K
period 2013-12-31
Furiex Pharmaceuticals, Inc.
filed 2014-03-17
CIK 1484478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Act.    Yes    ☒     No    ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes    ☐      No    ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $249.7 million as of June 28, 2013, the last business day of the most recently completed second fiscal quarter, based on the closing price of the Common Stock on that date on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

As of February 28, 2014, there were 10,609,662 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (certain parts, as indicated in Part III).

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

PART I

Item 1.          Business

Our Business

About Furiex Pharmaceuticals

We are a drug development company that collaborates with pharmaceutical and biotechnology companies to increase the value of their drug candidates by applying an accelerated approach to drug development, which we believe expedites research and development decision-making and can shorten drug development timelines. We share the risk with our collaborators by conducting and financing drug development programs, and in exchange, we share the potential rewards, receiving milestone and royalty payments for successful out-licensed drug candidates. This business model has generated a diversified product portfolio and pipeline with multiple therapeutic candidates, including one Phase III-ready asset, two compounds in Phase III development, one of which is with a partner, and four products on the market.

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

Business Description

Our goal is to form strategic alliances with pharmaceutical and biotechnology businesses to develop and commercialize therapeutics. We seek to collaborate with pharmaceutical and biotechnology companies to increase the value of drug candidates by applying our novel approach to drug development, which we believe expedites research and development decision-making and can shorten drug development timelines. Furiex’s team is staffed with an experienced group who has demonstrated proven success in drug development, as well as highly-qualified additional members. Our strategy is to invest in drug candidates that have a relatively straightforward path to regulatory approval and a large addressable market. Every drug candidate we review is subjected to our rigorous due diligence process by our team of experts who possess experience in all aspects of the drug development process.

Once we fully in-license or form an alliance, we use our drug development experience and financial resources to advance the drug candidate through clinical development. We apply an approach that we believe shortens drug development timelines and transforms research and development into revenues more rapidly than the typical development cycle for such collaborations. Specifically, we set the development strategy based on a product candidate’s best market position, design and manage non-clinical and clinical studies, manage the drug manufacturing programs and evaluate the efficacy and safety data necessary to obtain regulatory approvals for the drug candidate. We use service providers to execute the tasks needed to develop and commercialize our product candidates.

Most of our collaborations involve late-stage development and commercialization agreements with large pharmaceutical companies. Typically, if our collaborators are unable or unwilling to execute on late stage development and commercialization, then we have the option to seek new collaborators or commercialize the compound ourselves, although we have yet to do the latter. In exchange for our drug development efforts and sharing the risk with our collaborators, we are entitled to receive milestone payments and royalties based on the continued development and commercialization success of the drug candidate, as described in more detail under “Our Portfolio” below.

Currently, we have rights to numerous compounds in various stages of development and commercialization, including:

●

Rights to royalties and regulatory and sales-based milestone payments from Takeda Pharmaceuticals Company Limited for alogliptin, alogliptin combination products and SYR-472 (trelagliptin) for the treatment of Type-2 diabetes. In Japan, Takeda currently markets alogliptin under the name Nesina® and two fixed dose combination tablets of Nesina and Actos® (pioglitazone) under the name Liovel®. In the United States, Takeda began marketing in mid-2013 Nesina (alogliptin) and the fixed-dose combination therapies, Oseni® (alogliptin and pioglitazone) and Kazano® (alogliptin and metformin) for treatment of Type-2 diabetes. Nesina is also approved for marketing in China, South Korea, and Europe.

●

Rights to royalties and sales-based milestones from Berlin-Chemie AG (Menarini Group), or Menarini, for Priligy® (dapoxetine), the first approved treatment in the world for premature ejaculation. In May 2012, we entered into an agreement whereby Alza Corporation and Janssen Pharmaceutical, NV (an affiliate of Johnson & Johnson) transferred worldwide Priligy rights to us. In 2012, we also entered into a license agreement with Menarini to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. Priligy will continue to be made available to patients, and we will still receive royalties, under a sales service agreement with Janssen, until the marketing authorizations are transferred to Menarini. Priligy is currently marketed in over 30 countries in Europe, Asia-Pacific and Latin America.

●

Eluxadoline [1], a mu opioid receptor agonist and delta opioid receptor antagonist, which we previously called MuDelta, currently in Phase III development for the treatment of diarrhea-predominant irritable bowel syndrome, or IBS-d. We licensed eluxadoline from Janssen in November 2009 and acquired full exclusive license rights to develop and commercialize eluxadoline under our existing development and license agreement in November 2011.

●

JNJ-Q2, a Phase III-ready fluoroquinolone antibiotic for the treatment of acute bacterial skin and skin structure infections, or ABSSSI, and community-acquired bacterial pneumonia, or CABP. We licensed JNJ-Q2 from Janssen in November 2009 and acquired full exclusive license rights to develop and commercialize JNJ-Q2 under our existing development and license agreement in April 2011.

The following chart summarizes the status of our pipeline of compounds:

Country Key			
US	U.S.A.		
EU	Europe		
JP	Japan		

PROGRAM	INDICATION	Preclinical	PI	PII	PIII	Marketing Application Submission	Market	LICENSOR	COLLABORATOR[1]
		PHASE OF DEVELOPMENT							
Internal Pipeline									
Eluxadoline (MuDelta)	Diarrhea-predominant IBS				→			Janssen	-
JNJ-Q2	Antibiotic			Complicated Skin Infections and Bacterial Pneumonia				Janssen	-
Partnered Pipeline									
Alogliptin (Nesina®, Vipidia™)	Type 2 Diabetes						US EU JP	Syrrx	Takeda
Alogliptin/pioglitazone (Oseni®, Liovel®, Incresync™)	Type 2 Diabetes						US EU JP	Syrrx	Takeda
Alogliptin/metformin (Kazano®, Vipdomet™)	Type 2 Diabetes						US EU	Syrrx	Takeda
Trelagliptin (SYR-472)	Type 2 Diabetes			US EU		JP		Syrrx	Takeda
Dapoxetine (Priligy®)	Premature Ejaculation						EU & ROW	Eli Lilly[2]	Menarini

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

In order to obtain regulatory approval from the U.S. Food and Drug Administration (FDA) and other regulatory agencies around the world to market a drug, certain data about the safety and efficacy of the drug is required. To obtain such data, drug developers frequently choose to run studies sequentially. For example, they might run one study, wait to see the results, and then they run the next study. Developers prefer this approach primarily to limit upfront expenditures since the success of any given study is not known and the decision might be made not to move forward due to negative data. However, this sequential approach slows down the development process.

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

Our Business Strategy

Our strategy is to in-license and develop novel early stage drug candidates that address medical conditions with significant unmet need. We invest in innovative early stage drug candidates whose targets have scientific or clinical validation, and in disease areas that have a relatively straightforward path to regulatory approval. We leverage our extensive drug development expertise to implement efficient and high quality development programs that accelerate time to market. We progress drug candidates to key value inflection points and typically form strategic collaborations with commercial pharmaceutical companies in exchange for milestone payments and royalties. We subject each potential drug candidate we consider to a rigorous review process by our due diligence team, which has expertise in all aspects of drug development, as well as in intellectual property and commercial assessment. This approach has enabled us to build a diversified portfolio of drug candidates and commercialized products that offer value to patients, our investors and collaborators.

Our Portfolio

We have exclusive license rights to eluxadoline (MuDelta), which is in Phase III development, and to JNJ-Q2, which is Phase III-ready. We also have rights with respect to trelagliptin (SYR-472), which is in Phase III development by a collaborator, and to four products that are out-licensed and commercialized by collaborators, for which we are eligible to receive worldwide sales-based royalty and sales-based milestone payments. The commercialized products in the alogliptin family (i.e., Nesina and its fixed dose combination products) are currently marketed in Japan, the United States and certain countries in the EU and Asia, and Priligy is currently marketed outside of the United States, we have no further development obligations for any of these products or trelagliptin.

Compounds in Clinical Development

Eluxadoline (MuDelta) for diarrhea-predominant irritable bowel syndrome

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

Eluxadoline is a novel, orally active, investigational agent in Phase III development, with combined mu opioid receptor agonist and delta opioid receptor antagonist activity. The compound's dual opioid activity is designed to treat the symptoms of IBS-d, without causing the constipating side effects that occur with mu opioid agonists. Eluxadoline acts locally in the gut and has very low oral bioavailability, thus limiting the potential for systemic side effects, such as sedation. The FDA has granted Fast Track designation to the eluxadoline IBS-d program. Fast Track is a process for facilitating the development and expediting the review of drugs to treat serious diseases and fill unmet medical needs, with the goal of bringing important new drugs to patients earlier. More than 2,500 subjects have received eluxadoline across the Phase I, II and III programs.

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

We completed a large multicenter randomized-double-blind Phase II Proof-of-Concept trial in patients with IBS-d in 2011; the study demonstrated that eluxadoline has a favorable efficacy and safety profile. The results are published in a paper entitled “Eluxadoline Benefits Patients With Irritable Bowel Syndrome With Diarrhea in a Phase 2 Study” (Dove et al. Gastroenterology 2013; 145:329-338.).

Our Phase III program consists of two randomized, double-blind, placebo controlled pivotal studies (studies 3001 and 3002), which are designed to evaluate the efficacy and safety of eluxadoline in patients with IBS-d. The studies completed enrollment in July 2013, and randomized a total of 2,428 subjects; each study had three treatment arms: placebo, 75 mg twice a day and 100 mg twice a day. Both trials have the same overall design and efficacy endpoints capturing both the 12-week FDA endpoint as well as the 26 week European Medicines Agency (EMA) efficacy endpoints. These endpoints have been formally agreed with the FDA and EMA and are aligned respectively with the 2012 FDA guidance and the 2013 EMA draft guidance for clinical trial evaluation of new medicines for irritable bowel syndrome. Efficacy analyses were completed for both studies in late January 2014, but study 3001 is ongoing for the purpose of monitoring safety for a total of 52 weeks. Study 3001 is expected to complete safety monitoring in July 2014.

We have completed a series of Phase I ADME (absorption, distribution, metabolism, elimination) studies for eluxadoline and believe these studies should adequately support the NDA submission. Based on these results, we do not anticipate any significant changes in the target product profile. We have also completed a QT study, which evaluated the effect of eluxadoline on cardiac electrical conduction, and obtained a favorable result of no increase in the QT interval at the doses tested. We completed a study in hepatically impaired patients which showed increased levels in this population, and may result in labeling cautions around use of eluxadoline in severe hepatic impairment. We have recently completed a nasal insufflation abuse liability study in opiate users that was requested by the FDA, and which was presented at The American College of Neuropsychopharmacology meeting in December 2013. Top-line results showed that: (1) eluxadoline was not liked any more than placebo and was liked significantly less than oxycodone (the positive control); and (2) eluxadoline was significantly disliked compared with both oxycodone and placebo.

We have completed all toxicology studies, and chemistry and manufacturing work is on track to support an NDA submission in mid-2014.

Recent events: In January 2014, we completed an oral abuse study for eluxadoline. Top-line study results indicate that as with the prior nasal study, there is low potential for abuse liability via the oral route.

On February 4, 2014, we announced top-line results indicating that the two pivotal Phase III clinical trials (studies 3001 and 3002) evaluating the efficacy and safety of eluxadoline in the treatment of diarrhea-predominant irritable bowel syndrome met both the FDA and the EMA formally agreed-upon primary endpoints of composite response based on simultaneous improvements in stool consistency and abdominal pain. The primary efficacy endpoint was a composite response evaluated over the initial 12 weeks of double-blind treatment for FDA evaluation, and over 26 weeks of double-blind treatment for EMA evaluation. Response rates were compared based on patients who met the daily composite response criteria (improvement in pain and stool consistency) for at least 50% of the days from weeks 1 to 12 and weeks 1 to 26. A patient must have met both of the following criteria on any given day to be a daily responder:

●	Daily stool consistency response: Bristol stool score <5, or the absence of a bowel movement; and

●	Daily pain response: worst abdominal pain scores in the past 24 hours improved by ≥30% compared to baseline (average of week prior to randomization).

Key Findings from Study 3002 (intention-to-treat analysis):

Patients receiving eluxadoline demonstrated statistically significantly higher responder rates for the following composite primary endpoints:

●	For the FDA composite endpoint (response over weeks 1-12), the responder rates were 29.5% for eluxadoline 100 mg, 28.9% for eluxadoline 75 mg and 16.2% for placebo (p <0.001 both doses); and

●	For the EMA composite endpoint (response over weeks 1-26), the responder rates were 32.6% for 100 mg, 30.4% for 75 mg and 20.2% for placebo (p <0.001 both doses).

With respect to the individual secondary components of the FDA composite endpoint, eluxadoline-treated patients demonstrated significantly higher rates of stool consistency response over weeks 1-12, namely 100 mg=35.5%, 75 mg=37.0% and placebo=20.9% (p <0.001 both doses), and numerical improvement in pain response rates at 100 mg over weeks 1-12, although this difference did not reach statistical significance (100 mg=50.9% vs. placebo=45.3%, p =0.12).

Key Findings from Study 3001 (intention-to-treat analysis):

Patients receiving eluxadoline demonstrated statistically significantly higher response rates for the following primary composite endpoints:

●	For the FDA composite endpoint (response over weeks 1-12), the responder rates were 25.1% for eluxadoline 100 mg (p =0.004), 23.9% for eluxadoline 75 mg (p =0.014) and 17.1% for placebo; and

●	For the EMA composite endpoint (response over weeks 1-26), the responder rates were 29.3% for 100 mg (p <0.001), 23.4% for 75 mg (p =0.11) and 19.0% for placebo.

With respect to the individual secondary components of the FDA composite endpoint, eluxadoline-treated patients demonstrated significantly higher response rates of stool consistency over weeks 1-12, namely 100 mg=34.3%, 75 mg=30.0% and placebo=22.0% (p <0.009 both doses) and, numerical improvement in pain response rates at 100 mg over weeks 1-12, although this difference did not reach statistical significance (100 mg=43.2% vs. placebo=39.6%, p =0.28).

Data pooled from studies 3001 and 3002 for the composite endpoint from the two studies demonstrated a differential effect between active and placebo. For the FDA endpoint, the differential effects were 9.5% and 10.3% for 75 and 100 mg respectively. Similarly, for the EMA 26 week endpoint, the differential effects were 7.2% and 11.5% for the 75 and 100 mg respectively. All p values were <0.001.

Eluxadoline had a favorable tolerability and safety profile in the trials. The most commonly reported side effects across the two studies were constipation (8.3% for 100 mg eluxadoline, 7.4% for 75 mg eluxadoline vs. 2.4% for placebo) and nausea (7.3% for 100 mg eluxadoline, 7.8% for 75 mg eluxadoline vs. 4.8% placebo). Sporadic elevations of liver enzymes (>3XULN) were seen in both the active and placebo arms, with a difference between active and placebo less than 0.5%, all of which resolved. There were infrequent adjudicated events of mild pancreatitis involving five patients who received eluxadoline (0.3% of those treated with the compound). Three of these subjects reported heavy alcohol consumption, one patient was noted to have biliary sludge, a known risk factor for pancreatitis, and one subject experienced transient sphincter of Oddi spasm, which is a known opiate class effect associated with pancreatitis.

We continue to explore partnering opportunities for the eluxadoline program, or commercializing it ourselves.

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

JNJ-Q2 is a novel, broad-spectrum fluoroquinolone antibiotic that is Phase III-ready for two indications: ABSSSI and CABP. JNJ-Q2 has a low propensity to cause drug-resistance in vitro and has potent activity against two important drug-resistant pathogens: MRSA and drug-resistant Streptococcus pneumonia. In addition, JNJ-Q2 is highly active against other common and difficult to treat bacteria, including those that are gram-positive, atypical and anaerobic, as well as some gram negative bacteria. This broad bactericidal spectrum gives JNJ-Q2 an advantage over many other antibiotics, which do not reliably treat polymicrobial skin and wound infections or such a wide variety of respiratory pathogens. JNJ-Q2 is active against resistant pathogens that might be used in bioterrorism and also against drug-resistant gonorrhea. It can be dosed both intravenously and orally, differentiating it from many other MRSA treatments that are only dosed intravenously.

We acquired exclusive license rights to develop and commercialize JNJ-Q2 under our existing development and license agreement with Janssen. Under the agreement, Janssen may receive up to $50.0 million in regulatory milestone payments, and if approved for marketing, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

In February 2013, the FDA granted JNJ-Q2 a Qualified Infectious Disease Product and Fast Track designation. These designations should enable us and/or any future collaborator with respect to the compound to benefit from certain incentives for the development of new antibiotics, including priority review and additional five-year market exclusivity, as provided under the Generating Antibiotic Incentives Now (GAIN) Act, which is incorporated within the FDA Safety and Innovation Act of 2012.

We are continuing to seek to partner or out-license JNJ-Q2 and have forecasted minimal expenditures for this compound in 2014.

Marketed Products

Nesina ® (alogliptin) for Type-2 diabetes

Type-2 diabetes is the most common form of diabetes and has reached worldwide epidemic proportions. The global healthcare expenditures to treat and prevent diabetes and its complications were estimated at $471.0 billion in 2012. By 2030, this number is projected to exceed $595.0 billion. In addition to diet and exercise, diabetic patients often require multiple medicines to help manage their condition.

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

Nesina has been marketed in Japan since 2010 and in the United States since mid-2013. It is also being marketed as a fixed-dose combination with Actos® in Japan (Liovel®) and the United States (Oseni®), and as a fixed dose combination with metformin in the United States (Kazano®). Oseni is the only marketed fixed-dose combination of a DPP4-inhibitor and a thiazolidinedione (i.e., Actos). In the second half of 2013, Vipidia™ (alogliptin) and two combination products, Incresync™ (alogliptin and pioglitazone) and Vipdomet™ (alogliptin and metformin), received regulatory approval in the EU, resulting in a $10.0 million regulatory milestone payment to us, and alogliptin monotherapy was also approved in the People’s Republic of China.

Takeda completed two large randomized clinical studies in 2013, which provide rigorous data supporting the long term long term safety and efficacy of alogliptin. Results from the ENDURE study, which were presented at the 2013 Scientific Sessions of the American Diabetes Association (Del Prato, S. et al 2013), demonstrated that alogliptin (25 mg) in addition to metformin offered superior durability of glycemic control at two years with notably fewer hypoglycemic episodes and no negative impact on weight compared to a sulphonylurea (glipizide).  Furthermore, when given in combination with metformin, significantly more patients treated with alogliptin achieve target hemoglobin A1C of ≤ 7% versus with glipizide in combination with metformin. Also, in 2013, Takeda published the results of the EXAMINE study in the New England Journal of Medicine (N Engl J Med 2013; 369:1327-1335). The EXAMINE study, which compared alogliptin to standard of care, is the first cardiovascular outcomes study of patients with T2D who are at high-risk for major adverse cardiac events (MACE) due to a recent history of acute coronary syndrome. These data demonstrate that alogliptin does not increase cardiovascular risk in T2D patients at high-risk for MACE compared with placebo, when added to usual therapy. The trial met its primary objective of demonstrating non-inferiority of cardiovascular risk based on a primary composite endpoint of cardiovascular death, nonfatal myocardial infarction and nonfatal stroke. Rates of hypoglycemia, malignancy, pancreatitis, serum aminotransferase elevations and of serious adverse events were similar for the alogliptin and placebo groups.

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

Recent events: Alogliptin has recently been launched in the United Kingdom, China, Switzerland, Denmark, and Australia.

Priligy ® (dapoxetine) for premature ejaculation

Premature ejaculation is a common type of sexual dysfunction. It is associated with lower sexual satisfaction in both men and their female partners, and can negatively impact a man’s quality of life and interpersonal relationships. The reported percentage of men affected with premature ejaculation, or PE, at some point during their lives ranges from 4% to 30%, depending on the methodology and criteria used.

Priligy is the trade name for dapoxetine, a drug in tablet form that is the first and only oral medicine that is specifically indicated for the “on-demand” treatment of PE. It is a unique, short-acting, selective serotonin reuptake inhibitor, or SSRI, designed to be taken only when needed, one to three hours before sexual intercourse, rather than daily. It is the first oral medication to be approved for this condition. Priligy is approved in over 60 countries and currently marketed in over 30 countries in Europe, Asia-Pacific and Latin America.

Priligy has been studied in over 12,000 patients in clinical trials, including five randomized, placebo-controlled Phase III clinical trials involving more than 6,000 men with PE. Data from these randomized trials, as well as from a large post-marketing safety study (Mirone et al. European Urology, Aug 2103) have demonstrated favorable safety and benefit-risk profiles for Priligy.

In May 2012, we entered into a license agreement with Berlin-Chemie AG (Menarini Group), or Menarini, to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. This transaction became effective on July 30, 2012. We retain full development and commercialization rights in the U.S., Japan and Canada. We currently do not plan to develop Priligy in the United States because we do not believe that there is a clear regulatory path to NDA registration. We will continue to monitor the FDA’s position on clinical development for this indication, and re-assess our strategy should circumstances change.

As of December 2013, we have received the $20.0 million in launch and regulatory milestones we were eligible for under our license agreement with Menarini. We remain eligible for up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms. The transition of Priligy from our former partner, Alza Corporation and Janssen, to Menarini is nearing completion, and Menarini has recently launched Priligy in key countries in EU and Asia.

We originally acquired patents for Priligy from Eli Lilly and Company, or Lilly, and are obligated to pay Lilly a royalty of 5.0% on annual sales in excess of $800.0 million. Under the terms of the license agreement with Menarini, Menarini will pay the portion of the royalties owed to Lilly in each country where Menarini is licensed to sell Priligy, where Lilly is eligible for payments, and where we are no longer eligible for payments from Menarini.

Recent events: Priligy was launched in the United Kingdom and in China in Q4 2013. The launch in the United Kingdom resulted in a $5.0 million milestone to us.

Compound in Clinical Development by Collaborator

Trelagliptin for Type-2 diabetes

Trelagliptin (SYR-472) is part of the DPP-4 inhibitor portfolio that Takeda purchased from PPD and Syrrx in 2005. Trelagliptin has the same mechanism of action as alogliptin. However, in contrast to alogliptin, which is a once-daily oral therapy, trelagliptin is a once-weekly oral agent. Takeda completed two Phase II studies in early 2008, the primary endpoint of which was HbA (1C) at 12 weeks. In September 2011, Takeda commenced Phase III clinical trials for trelagliptin in Japan for treatment of Type-2 diabetes. Takeda has conducted: (1) a 52-week open-label study in Japan in approximately 600 subjects who are not well-controlled on diet and exercise or another oral anti-diabetic drug; and (2) a 24-week double-blind study of trelagliptin compared to placebo or alogliptin. Currently, all available DPP-4 inhibitors are dosed once-daily. A once-weekly treatment, such as trelagliptin, should provide patients with a convenient therapeutic alternative, and has the potential to improve treatment compliance.

Recent events: In early March 2014, Takeda announced that it had submitted an NDA to the Japanese Ministry of Health, Labour and Welfare for trelagliptin succinate for the treatment for type 2 diabetes. If trelagliptin is approved, we would be eligible to receive sales-based royalty payments and sales-based milestone payments based on global product sales at the same rates as for Nesina, as described above.

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

We own or have exclusively licensed 14 issued U.S. patents and have approximately 208 U.S. and non-U.S. pending patent applications. We have a policy to seek worldwide patent protection for our products and have foreign patent rights corresponding to most of our U.S. patents.

We license the rights to the following material patents related to our product candidates:

•

Eluxadoline. Licensed from Janssen. The license continues as long as we meet our obligations to Janssen and we have marketing rights to the compound. As of December 31, 2013, 64 U.S. and foreign patents have been issued to Janssen in this patent family. Additional U.S. and foreign patent applications are still pending.

•

JNJ-Q2. Licensed from Janssen. The license continues as long as we meet our obligations to Janssen and we have marketing rights to the compound. As of December 31, 2013, 60 U.S. and foreign patents have been issued to Janssen in this patent family. Additional U.S. and foreign patent applications are still pending.

Pursuant to the terms of the Uruguay Round Agreements Act, patents issued from applications filed on or after June 8, 1995, have a term of 20 years from the date of filing, no matter how long it takes for the patent to issue. Because patent applications in the pharmaceutical industry often take a long time to issue, this method of patent term calculation can result in a shorter period of patent protection afforded to us compared to the prior method of term calculation, which was 17 years from the date of issue. Our issued U.S. patents expire between 2023 and 2027, excluding any potential patent term extension available under U.S. federal law. We actively seek full patent term adjustment following allowance of a patent. We also actively seek patent term extensions following marketing approval. Under the Drug Price Competition and Patent Term Restoration Act of 1984 and the Generic Animal Drug and Patent Term Restoration Act of 1988, a patent that claims a product, use or method of manufacture covering drugs may be extended for up to five years to compensate the patent holder for a portion of the time required for FDA review.

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

Sales and Marketing

We currently have no marketing, sales or distribution capabilities. We rely on third party collaborators to market our approved products, like Alza and Menarini for Priligy and Takeda for Nesina and related products, and therefore we are subject to the strategic marketing decisions of such third parties. We generally out-license our commercial rights in a territory to a third party with marketing, sales and distribution capabilities in exchange for one or more of the following: up-front payments; research funding; development funding; milestone payments; and royalties on drug sales. In some instances, and at some point in the future, including specifically with respect to eluxadoline we might choose to develop our own staff for marketing, sales or distribution. Doing so will take time and money and involves execution risk, but could yield greater returns than out-licensing.

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

For the development of pharmaceutical products outside the United States, we and our collaborator partners are subject to foreign regulatory requirements, and the ability to market a drug is contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. In countries other than European Union countries, foreign marketing authorizations are applied for at a national level. Within the European Union, procedures are available to companies wishing to market a product in more than one European Union member state. Clinical trial applications must be filed with the relevant regulatory authority in each country in which we would want to conduct a clinical trial. Assuming approval and the success of any clinical trial, we would then need to seek marketing approval for the drug. The process for obtaining marketing approval of drug candidates in the European Union begins with the filing with the EMA of a Marketing Authorization Application for the use of a drug candidate to treat a particular indication. Similar processes and outcomes of such human clinical trials that are required by the FDA are also required by the EMA including testing for dose, safety and efficacy in three phases.

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

Priligy, indicated for premature ejaculation, competes with Cromadyn, a generic paroxetine sold by More Pharmaceuticals in Mexico. Additional competition includes “off-label” treatment with chronically dosed SSRIs (e.g. paroxetine, fluoxetine). In November 2013, the European Commission granted marketing authorization for Prilocaine Lidocaine Plethora (also known as PD502 or TEMPE), a novel formulation of lidocaine and prilocaine that is administered topically. We are aware of two other compounds in development for premature ejaculation: (1) PD502 (Phase III) being developed by Shionogi in the U.S.; and (2) Zertane (Phase III) a re-purposed formulation of tramadol (a centrally acting oral opioid mu receptor agonist with serotonin and norepinephrine reuptake inhibitory activities) being developed by Ampio Pharma.

Nesina competes in the Type-2 diabetes space with three DPP-4 inhibitors currently on the market, Bristol-Myers Squibb/AstraZeneca’s Onglyza® (saxagliptin), Boehringer Ingelheim/Lilly’s Tradjenta™ (linagliptin) and Merck’s Januvia® (sitagliptin). Merck also markets Janumet® and Janumet XR® , fixed-dose combinations of sitagliptin and metformin; Boehringer Ingelheim/Lilly also market Jentadueto™, a combination of linagliptin and metformin and Bristol-Myers Squibb/AstraZeneca also market Kombiglyze®, a combination of saxagliptin and extended release metformin. In Japan, there are two additional DPP-4 inhibitors on the market, Mitsubishi Tanabe/Daiichi-Sankyo’s Tenelia® (tenagliptin) and Sanwa/Kowa’s Suiny® (anagliptin). Novartis markets the DPP-4 inhibitor Galvus ® (vildagliptin) and Eucreas® (vildagliptin and metformin) in Europe. Other marketed oral anti-diabetic competitors include SGLT-2 antagonists, generic metformin, generic sulfonylureas and generic thiazolidinediones.

The diabetes pipeline is crowded with, to our knowledge, over 100 compounds in Phase I development, approximately 90 in Phase II development and approximately 60 in Phase III development or preregistration. In addition to DPP-4 inhibitors, competitors are also developing GLP-1 agonists, PPAR agonists and compounds with other mechanisms for treatment of diabetes. Other companies with DPP-4 inhibitors in clinical development of which we are aware include Amgen/Servier, Arisaph Pharmaceuticals, Dong-A Pharmaceuticals (South Korea), Dainippon Sumitomo Pharma, Phenomix, Glenmark Pharmaceuticals, Kyorin Pharmaceuticals and LG Life Sciences (South Korea).

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

Companies developing compounds to treat MRSA infections in clinical trials include Baselia, Nabriva, Cubist, Paratek, Cempra, Durata, Affinium, e-Therapeutics, FAB Pharma, Medicines Company, Novexel (now AstraZeneca), Phico Therapeutics, PolyMedix, Melinta Pharmaceuticals, TaiGen, Theravance and Wockhardt (India). The Melinta and Wockhardt compounds are both fluoroquinolones. In addition, MerLion Pharmaceuticals is developing a fluoroquinolone in Phase II. Merck and Biota Pharmaceuticals are both developing vaccines against staphylococcus aureus.

If approved, Eluxadoline (MuDelta) will compete with Lotronex® (alosetron), marketed by Prometheus Laboratories. The following generic opiates and/or antispasmodic agents are also used for diarrhea-predominant IBS: loperamide (Imodium®, an over the counter anti-diarrheal), diphenoxylate/atropine (an opiate/anticholinergic agent) and dicyclomine. In the Asia Pacific region, ramosetron (a 5HT3 antagonist) is marketed under various brand names, as a treatment for diarrhea-predominant IBS. The pipeline for diarrhea-predominant IBS includes: rifaximin, an antibiotic approved product for hepatic encephalopathy that is the subject of a supplemental NDA by Salix Pharmaceuticals; ibodutant (NK 2 antagonist), that has completed Phase II development by Menarini Group; LX1033 (a serotonin synthesis inhibitor), that has completed Phase II development by Lexicon Pharmaceuticals; and dextofisopam, currently in Phase II development by Pharmos Corporation.

Competitors might succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our collaborators might also independently develop products that are competitive with products that we have licensed to them. Any product that we or our collaborators succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborators can develop products, complete clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources, and the effectiveness of the marketing used with respect to a product will affect its success, which could particularly be a competitive disadvantage if we attempt to commercialize eluxadoline ourselves. In addition, some clinical research organizations, or CRO, service providers and private equity funds are developing risk sharing models to finance the pharmaceutical industry’s pipeline. NovaQuest is active in this business. As these types of business models evolve, there will be increasing competition for compounds and funds that will affect our ability to add to our portfolio.

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

Risks Related to our Business

We anticipate that we will incur additional losses. We might never achieve or sustain profitability. If additional capital is not available, we might have to curtail or cease operations.

Our business has experienced significant net losses. We had net losses of $49.0 million, $42.9 million and $29.7 million in 2011, 2012 and 2013, respectively. We will continue to incur additional net losses until revenues from all sources reach a level sufficient to support our on-going operations. Because we or our collaborators or licensees might not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market products with desired margins, our expenses might continue to exceed any revenues we receive. Our commitment of resources to the continued development and commercialization of our products might require significant additional funds for development. Specifically, if we choose to advance eluxadoline through the FDA registration process, which would trigger a $10.0 million milestone payment to Janssen upon acceptance of the NDA filing by the FDA, and prepare to commercialize eluxadoline without a partner, we would need to raise additional capital through the issuance of debt, equity or other financing alternatives before the fourth quarter of 2014. Our operating expenses also might increase if we:

●	move our earlier stage potential products into later stage clinical development, as we have done with eluxadoline;

●	encounter problems during clinical development that require a change in scope and/or timelines;

●	pursue clinical development of our potential products in new indications;

●	increase the number of patents we are prosecuting or otherwise expend additional resources on patent prosecution or defense; or

●	invest in or acquire additional technologies, product candidates or businesses.

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

We might need to raise additional capital in the future to:

●	fund our research and development programs;

●	acquire complementary businesses or technologies;

●	respond to competitive pressures; or

●	commercialize our product candidates, particularly eluxadoline, which we might commercialize ourselves.

Our future capital needs depend on many factors, including:

●	the scope, duration and expenditures associated with our research and development programs;

●	continued progress in these programs;

●	the outcome of potential licensing transactions, if any;

●	competing technological developments;

●	the regulatory approval process for our product candidates; and

●	the cost of attracting and retaining employees.

We might seek to raise additional funds through public or private equity offerings, debt financings or additional collaborations and licensing arrangements. We might not be able to obtain additional financing on terms favorable to us, if at all. General market conditions might make it difficult for us to seek financing from the capital markets. We might have to relinquish rights to our technologies or product candidates, or grant licenses on terms that are not optimal to us, in order to raise additional funds. If adequate funds are not available, we might have to delay, reduce or eliminate one or more of our research or development programs, delay commercialization of eluxadoline, reduce overhead expenses, or restructure or cease operations. These actions might reduce the market price of our common stock.

Our near-term revenue is largely dependent on the success of Nesina and Priligy and we cannot be certain of the extent that our collaborators will be able to obtain regulatory approval for or achieve commercial success of drugs.

We currently are relying on Nesina and related products, and Priligy to generate revenue. While Priligy is approved for marketing outside of the U.S., it has not been approved in the U.S. and the FDA issued a “not approvable” letter with respect to the compound in October 2005. We currently do not have plans to re-submit the NDA. We have also invested a significant amount of time and financial resources in the development of eluxadoline. Our future success might depend in part on our ability to obtain FDA approval to market eluxadoline. We have also invested a significant amount of time and financial resources in the development of JNJ-Q2. FDA guidance for developing drugs to treat community-acquired bacterial pneumonia includes challenging requirements for the drug developer. Our future success might depend in part on our collaborator’s ability to successfully complete the Phase III trial for this pneumonia indication using JNJ-Q2 in view of the FDA guidelines. We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of these drug candidates. The future success of these drug candidates will depend on several factors, including the following:

●	our ability to provide acceptable evidence of their safety and efficacy;

●	receipt of marketing approval from the FDA and any similar foreign regulatory authorities;

●	our or our partners ability to obtain and maintain commercial manufacturing arrangements with third-party manufacturers or establishing commercial-scale manufacturing capabilities;

●	collaborating with pharmaceutical companies or contract sales organizations to further develop, market and sell any approved drug, or commercializing them ourselves; and

●	acceptance of any approved drug in the medical community and by patients and third-party payors.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will be able to continue generating revenues through the sale of Priligy, Nesina and related products or generate any revenue from the sale of other product candidates.

Our ability to continue to develop and commercialize our late stage product candidates likely depends on our ability to find new collaborators.

Our ability to succeed in our drug development business by advancing our late stage product candidates through Phase III clinical trials will depend on our ability to successfully find collaborators able to fund and execute late-stage development and commercialization of our product candidates. We generally conduct our drug development business in two stages. During the first stage, we in-license a product candidate from a collaborator and develop that candidate through Phase II clinical trials. If the product candidate successfully completes Phase II testing, we would likely enter a second stage during which we seek a collaborator, which might or might not be the same collaborator as in the first stage, for the continued late stage development and ultimate commercialization of the product candidate. Janssen, our original collaborator for eluxadoline and JNJ-Q2, has elected not to continue development of these two product candidates. If we cannot find a collaborator for final development and commercialization, we might not be able to complete the development and commercialization on our own due to the significant costs associated with these activities. As a result, we may not be able to recoup all or any part of our investment in the product candidate.

Our milestone and royalty payments from collaborators and the successful development and marketing of our product candidates depend on our collaborators continuing to develop and commercialize the product candidates. If our collaborators are not successful or choose not to develop these compounds, we might not receive future payment.

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

Continued funding and participation by collaborators will depend on the continued timely achievement of our research and development objectives, the retention of key personnel performing work under those agreements and on each collaborator’s own financial, competitive, marketing and strategic capabilities and priorities. These considerations include:

●	the commitment of each collaborator’s management to the continued development of the licensed products or technology;

●	the relationships among the individuals responsible for the implementation and maintenance of the development efforts; and

●

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

We do not currently have the resources to sell, market or distribute any pharmaceutical products. In order to market any of our products, including eluxadoline, that receive regulatory approval, we must either make arrangements with third parties to perform these services, or build our own sales, marketing, managerial and other non-technical capabilities. We do not have significant experience with respect to the latter alternative, which would be difficult, expensive and time-consuming, but we might pursue it. If we are unable to make arrangements with a third party on beneficial terms or at all, or if we try to market and sell products ourselves, we might not be able to generate product revenue and might not become profitable.

If we attempt and are unable to transition successfully from a drug development company to a company that commercializes therapeutics, our operations will suffer.

We are reaching a critical juncture in our development, potentially transitioning from a drug development company to one moving toward commercializing a product, eluxadoline, on our own, assuming it is approved for marketing by the FDA. We have not previously commercialized a product without a collaborator. If we decide to do so, we will require a well-structured plan to make this transition, including the following measures, among others:

●

add a significant number of new personnel, particularly in product commercialization, compliance, sales and marketing, medical affairs, regulatory, reimbursement and other areas new to us, including personnel with significant Phase III-to-commercialization experience;

●	oversee manufacturing scale-up to commercial volumes;

●	develop comprehensive and detailed commercialization and regulatory plans, including to address reimbursement matters in an increasingly complex heathcare regulatory environment;

●	implement standard operating procedures and other quality control mechanisms for commercial operations; and

●	align our management structure to accommodate the increasing complexity of our operations.

If we are unable to accomplish these measures in a timely manner, we would be at considerable risk of failing to successfully launch and commercialize eluxadoline. Even if we are successful, this process will be expensive and time-consuming and will likely increase our losses for some period of time.

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

The terms of debt securities might also impose restrictions on our operations, which might include limiting our ability to incur additional indebtedness, to pay dividends on or repurchase our capital stock, or to make certain acquisitions or investments. For example, under our loan and security agreements with Midcap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank, and with the Fredric Eshelman Trust, we are subject to various affirmative and negative covenants, including that we may not enter into a merger or consolidation or certain change of control events or incur additional indebtedness, in each case subject to certain customary exceptions. In addition, we might be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control.

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

We rely on service providers, such as contract manufacturers, clinical research organizations, medical institutions and clinical investigators, including physician sponsors, to conduct nearly all of our clinical trials, including recruiting and enrolling patients in the trials. In connection with the spin-off, we entered into a Master Development Services Agreement with PPD pursuant to which PPD provides us clinical development services at discounted rates on a preferred provider basis. If PPD or any of these other parties do not successfully carry out their contractual duties or meet expected deadlines, we might be delayed or might not obtain regulatory approval for, or be able to commercialize our product candidates. If any of the third parties upon whom we rely to conduct our clinical trials do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, our clinical trials might be extended, delayed or terminated.

If the quality or accuracy of the clinical data obtained by third party contractors is compromised due to their failure to adhere to applicable laws or our clinical protocols, or for other reasons, we might not obtain regulatory approval for, or successfully commercialize, any of our product candidates. If our relationship with any of these organizations or individuals terminates, replacing any of these third parties could delay our clinical trials and could jeopardize our ability to obtain regulatory approvals and commercialize our product candidates on a timely basis, if at all. For example, we rely on our clinical research organizations’ computer programming and data management capabilities to run and support our clinical programs in such a manner to meet all necessary regulatory and compliance standards.

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

It takes many years for a drug development business like ours to generate revenue and income. Although we have experience operating our compound partnering business within PPD’s Discovery Sciences segment since 1998, we might not be successful in operating this business as a stand-alone company. Generating revenue and income, consistently or at all, from our drug development business and compound partnering activities depends on our ability to:

●	develop products internally or obtain rights to them from others on favorable terms;

●	successfully complete non-clinical and clinical studies;

●	obtain clinical trial materials of sufficient quality or quantity;

●	obtain and maintain intellectual property rights to these products;

●	obtain and maintain regulatory approvals;

●	enter into agreements with third parties to continue the development of drug candidates; and

●	enter into arrangements with third parties to manufacture products on our behalf and to provide sales and marketing functions, or commercialize them ourselves.

We must attract and retain key employees in order to succeed.

To be successful, our unique business model requires that our personnel have extensive experience in designing and implementing drug development programs that will run faster than typical studies in the industry. We also require qualified personnel, experienced at building and maintaining relationships with our collaborators. We rely on the services of our senior management, particularly our President and Chief Medical Officer, June Almenoff, our Senior Vice President—Research, Gail McIntyre, and our Senior Vice President—Clinical Development and Operations, Paul Covington, as well as our Chief Financial Officer and Vice President—Strategic Development, Sailash Patel, who took on the former role on November 15, 2013, the loss of any of whom could adversely impact our operations. We will also need to recruit, hire and retain additional personnel with relevant experience if we decide to commercialize eluxadoline ourselves if it is approved by the FDA.

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

The rate of completion of clinical trials is significantly dependent upon the rate of patient enrollment. Patient enrollment is a function of many factors, including:

●	changing regulatory requirements;

●	the size of the patient population;

●	perceived risks and benefits of the drug under study;

●	availability of competing therapies, including those in clinical development;

●	availability of clinical drug supply;

●	participation of qualified clinical trial sites;

●	availability and willingness of potential participants to enroll in clinical trials;

●	design of the protocol;

●	proximity of, and access by patients to, clinical sites;

●	patient referral practices of physicians;

●	eligibility criteria for the study in question; and

●	efforts of the sponsor of, and clinical sites involved in, the trial to facilitate timely enrollment.

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

The failure to gain sufficient reimbursement and market acceptance of our product candidates among the medical community would adversely affect our future revenue.

Even if approved, our product candidates might not be approved by third party payors for reimbursement and commercially viable levels, which would limit sales or hurt our revenues and the results of our operations. In addition, our products might not gain market acceptance among physicians, patients, third-party payors and the medical community. We might not achieve market acceptance even if clinical trials demonstrate safety and efficacy and we obtain the necessary regulatory and reimbursement approvals. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

●	establishment and demonstration of clinical efficacy and safety;

●	cost-effectiveness of our product candidates versus competing products;

●	their potential advantage over alternative treatment methods;

●	pricing requirements in various markets;

●	reimbursement policies of government and third-party payors; and

●	marketing and distribution support for our product candidates, including the efforts of our collaborators where they have marketing and distribution responsibilities.

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

We might face additional regulation in the U.S. if our drug candidate eluxadoline is classified as a controlled substance by the Drug Enforcement Agency.

The Drug Enforcement Agency (DEA) regulates drugs that are controlled substances. Controlled substances are those drugs that appear on one of the five schedules promulgated and administered by the DEA under the Controlled Substances Act (CSA). Any drug that acts on the central nervous system has the potential to become a controlled substance, and scheduling by the DEA is an independent process that might delay the commercial launch of a drug even after FDA approval of the NDA. The CSA governs, among other things, the inventory distribution, recordkeeping, handling, security and disposal of controlled substances.

Eluxadoline is a novel, orally active, investigational agent in Phase III development, with combined mu opioid receptor agonist and delta opioid receptor antagonist activity. Because it likely acts on the central nervous system, eluxadoline has the potential to be scheduled as a controlled substance by the DEA. However, our animal and clinical studies indicate eluxadoline is not absorbed into the blood in an appreciable amount via an oral route of administration, thus limiting delivery to the central nervous system. If the DEA schedules eluxadoline as a controlled substance, we will be subject to periodic and on-going inspections by the DEA and similar state drug enforcement authorities to assess our on-going compliance with the DEA’s regulations. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal, of any DEA registrations, injunctions, or civil or criminal penalties. Additionally, if the DEA schedules a drug because it is addictive, doctors might be reluctant to prescribe that drug. It is possible that the DEA will schedule eluxadoline as a controlled substance, and, based on the type of scheduling, doctors might not prescribe eluxadoline as frequently as they would otherwise, which could negatively impact our revenues.

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

Any product that we or our collaborators succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborators can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources and the effectiveness of the marketing used with respect to a product will affect its marketing success, which could be a particular issue if we attempt to commercialize eluxadoline ourselves. Other factors affecting the ability of our products to compete include their efficacy and safety, the manner and frequency of their administration, and the extent of any reimbursement coverage.

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

Our pending patent applications might not result in the issuance of valid patents, or the claim scope of our issued patents might not provide competitive advantages. Also, our patent protection might not prevent others from developing competitive products using related or other technology that does not infringe our patent rights. In addition, our patent for Priligy is for method of use and not composition of matter. Further, patent applications are confidential for a period of time after filing. We therefore might not know that a competitor has filed a patent application covering subject matter similar to subject matter in one of our patent applications or that we were the first to invent the innovation we seek to patent. This might lead to disputes including interference proceeding or litigation to determine rights to patentable subject matter. These disputes are often expensive and might result in our being unable to patent an innovation.

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

The U.S. and international healthcare industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of pharmaceutical products. The laws and regulations governing the international healthcare industry, including pharmaceutical products, may change, and additional government regulations might be enacted, which could prevent or delay regulatory approval of our product candidates. The U.S. Congress adopted healthcare reform and might adopt other legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Cost-containment measures, whether instituted by healthcare providers or imposed by government health administration regulators or new regulations, could result in greater selectivity in the purchase of drugs. As a result, third-party payors might challenge the price and cost effectiveness of our products. In addition, in many major markets outside the United States, pricing approval is required before sales may commence. As a result, significant uncertainty exists as to the reimbursement status of approved healthcare products.

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

If we or our partners make changes in the manufacturing process for any of our products, we or our partners might be required to demonstrate to the applicable regulatory agencies that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Further, any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval or in the reduction or interruption of commercial sales of our product candidates. Our partners’ contract manufacturers’ inability to maintain manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

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

We are subject to federal, state and local laws and regulations governing the use, discharge, handling and disposal of materials and wastes used in our operations. As a result, we might be required to incur significant costs to comply with these laws and regulations. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any resulting damages and incur liabilities that exceed our resources. In addition, we cannot predict the extent of the adverse effect on our business or the financial and other costs that might result from any new government requirements arising out of future legislative, administrative or judicial actions.

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

This risk exists even with respect to any products that receive regulatory approval for commercial sale. While we will procure and maintain liability insurance with coverage up to $15.0 million per occurrence and in the aggregate, and generally have indemnification rights under our collaboration agreements, our insurance might not be sufficient to satisfy any or all liabilities that might arise, and our indemnification rights might not apply or be sufficient to cover such claims. Also, adequate insurance coverage might not be available in the future at acceptable cost, if at all.

Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.

We depend on our collaboration partners, service providers and other facilities for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, pandemic flu, hurricanes, floods and ice storms, could disrupt our operations or those of our collaboration partners, which could also affect us. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us, or our collaboration partners, could have a significant negative impact on our operations and financial performance.

We, and the clinical research organizations who conduct our clinical trials, must protect electronic information and assets to succeed.

We rely on critical and sensitive data, such as personally identifiable patient information, trade secrets, intellectual property and corporate strategic plans. Security of this type of data is exposed to increasing external threats. We and our CROs are also subject to various standards for the protection of personally identifiable information. Failure to implement appropriate safeguards to adequately protect against any unauthorized or unintentional access, acquisition, use, modification, loss or disclosure of this critical or sensitive data may adversely affect our operations.

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

Our stock has a limited trading history because we only became a separate public company in June 2010, and our trading volume is lower than many companies, which could make investing in our stock riskier than more established companies. In addition, market prices for securities of pharmaceutical companies have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. Additionally, the stock market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The following are some of the factors that might have a significant effect on the market price of our common stock:

●	failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;

●	initiation, termination or modification of agreements with our collaborators or disputes or disagreements with collaborators;

●	developments or disputes as to patent or other proprietary rights;

●	approval or introduction of competing products and technologies;

●	results of clinical trials;

●	delays in manufacturing or clinical trial plans;

●	fluctuations in our operating results;

●	market reaction to announcements by other biotechnology or pharmaceutical companies;

●	loss of key personnel;

●	litigation or the threat of litigation;

●	public concern as to the safety of drugs developed by us;

●	sales of our common stock held by our directors and executive officers; and

●	comments and expectations of results made by securities analysts or investors.

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

Our Chairman and largest stockholder, Fredric Eshelman, has the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our Chairman, Fredric Eshelman, beneficially owns more than 27.2% of our outstanding common stock. Dr. Eshelman has also loaned us $15.0 million. As a result, he could exert substantial influence over matters requiring approval by our stockholders, including director elections, the amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other security holders, including those who purchase securities in this offering.

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

Our amended and restated certificate of incorporation, bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our Board rather than to attempt a hostile takeover. These provisions include, among others:

●	no right of our shareholders to act by written consent;

●	procedures requiring advance notice of shareholder proposals or nominations for directors for election at shareholder meetings;

●	the right of our Board to issue preferred stock without shareholder approval; and

●	no shareholder rights to call a special shareholders meeting.

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15.0% or more of our outstanding common stock, other than Dr. Eshelman, whom we have exempted from application of that specific provision of Delaware law.

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

Our headquarters is located in Morrisville, North Carolina, where we occupy approximately 4,650 square feet of office space under a sublease expiring in June 2014. We have the ability to renew this lease for an additional year. We own substantially all of the equipment used in our facilities.

Item  3.          Legal Proceedings

In the normal course of business, we might be a party to various claims and legal proceedings. As of the date of this Annual Report, there are no outstanding claims that management believes will have a material effect upon our financial condition, results of operations or cash flows.

Item  4.         Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth information regarding individuals who serve as our executive officers, including their positions.

Name	Age	Position
June S. Almenoff	57	President and Chief Medical Officer
Gail F. McIntyre	51	Senior Vice President, Research
Paul S. Covington	58	Senior Vice President, Clinical Development and Operations
Sailash I. Patel	56	Chief Financial Officer and Vice President Strategic Development

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

Gail F. McIntyre has served as senior vice president of research of Furiex since its inception in 2010. She is responsible for all nonclinical activities as well as for working with the clinical team to move programs from the preclinical arena into the clinical phase. Dr. McIntyre has more than 20 years of experience in the drug discovery and development industry. Her experience covers multiple therapeutic areas including oncology, infectious diseases, central nervous system and metabolic/endocrine as well as various therapies including small drugs, treatment vaccines, immunomodulators, antibodies, immunoconjugates and peptide mimetics. Dr. McIntyre has prepared more than 30 regulatory submissions and ushered compounds through the lead optimization phase to early drug development and from early drug development through the investigational new drug and new drug application phases. Dr. McIntyre earned a bachelor's degree in biology from Merrimack College. Both her master's degree and doctorate are in biochemistry and biophysics from the University of North Carolina at Chapel Hill. Dr. McIntyre is board certified in clinical pathology (hematology and clinical chemistry) and toxicology. She is a member of the American College of Toxicology, the American Society of Clinical Pathologists, the Drug Information Association and the American Association for the Advancement of Science.

Paul S. Covington has served as senior vice president of clinical development and operations of Furiex since its inception in 2010. He is responsible for overseeing all regulatory and clinical operations of Furiex, including design and implementation of clinical trials for compounds in Furiex's pipeline. Dr. Covington joined PPD in 1991 and has more than 18 years of drug development experience. As PPD's executive vice president and chief medical officer, he designed and implemented the development programs for all PPD's compound partnering alliances. Dr. Covington was responsible for the successful Phase I and Phase II development of Priligy and alogliptin, both of which were partnered to large pharmaceutical companies following completion of the Proof-of-Concept studies. As part of his contribution to PPD's compound partnering programs, Dr. Covington also participated in joint development committees with each alliance partner. At PPD, Dr. Covington also oversaw all aspects of medical and regulatory affairs services for quality drug development including pharmacovigilance, medical writing and program management. He was at the forefront of establishing monitoring processes for patient safety and data integrity for complex studies involving extremely ill patients. Dr. Covington is well respected in the pharmaceutical industry and was often sought by clients of PPD for his knowledge in clinical trial design and development. He has managed more than 100 clinical trials across a variety of indications, and is an expert in protocol design and clinical operations. During his career at PPD, Dr. Covington advised numerous pharmaceutical companies on drug development and regulatory strategies and successfully supported companies at key FDA milestone meetings. Prior to joining PPD, Dr. Covington served in various medical roles in both hospital and private practice settings, where he was lead investigator in multiple protocols. He was medical director at Future HealthCare Research Centers in Birmingham, Ala., and chief of staff, director of cardio respiratory and director of critical care at Central Alabama Community Hospital. He completed his residency at Carraway Methodist Medical Center in Birmingham. Dr. Covington received his bachelor's and medical degrees from the University of Alabama in Birmingham.

Sailash I. Patel has served as the chief financial officer since November 2013. He is responsible for overseeing the areas of finance, accounting, treasury and investor relations. Mr. Patel also serves as vice president of strategic development for Furiex, a position he has held since the company’s inception in 2010. He is responsible for corporate development and strategic planning functions, including strategic transactions, licensing and business forecasting. Previously, Mr. Patel served as general manager of BioDuro, a PPD company, where he was responsible for all functional aspects, including P&L accountability, of a 700 employee China-based drug discovery unit, providing integrated discovery services to the pharmaceutical industry. In addition, Mr. Patel has supported transactions with an aggregate value of more than $800.0 million as vice president of strategic development at PPD, where he was responsible for corporate strategic planning, mergers and acquisitions, and compound partnering business development. He holds a master's degree in business administration from the University of North Carolina at Chapel Hill and a bachelor's degree in pharmacy with honors from University of Nottingham in the U.K.

PART II

Item  5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “FURX” and is quoted on the NASDAQ Global Market. The following table sets forth the high and low sales prices for shares of our common stock, as reported by NASDAQ for the periods indicated.

	2014
	High	Low
First Quarter (through February 28, 2014)	$121.97	$41.20

	2013
	High	Low
First Quarter	$42.30	$19.02
Second Quarter	$40.25	$32.01
Third Quarter	$49.50	$34.24
Fourth Quarter	$45.76	$32.05

	2012
	High	Low
First Quarter	$25.00	$15.75
Second Quarter	$23.96	$12.16
Third Quarter	$22.47	$17.90
Fourth Quarter	$19.90	$17.50

The information required by Item 5 of Form 10-K regarding shares subject to outstanding options or warrants to purchase common stock is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Holders

As of February 28, 2014 there were 3,273 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

On February 28, 2014 the closing price for the common stock as reported on the NASDAQ Global Market was $92.53.

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

	5/28/2010	12/31/2010	12/30/2011	12/31/2012	12/31/2013	2/28/2014
FURX	$100	$82	$95	$109	$239	$526
Nasdaq Global Market Composite Index	$100	$117	$101	$117	$196	$218
Nasdaq Biotech Index	$100	$116	$129	$171	$283	$330

Dividends

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of the business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.          Selected Financial Data

The tables below set forth selected historical financial information of the Company that has been derived from the audited financial statements as of December 31, 2009, 2010, 2011, 2012 and 2013, and for the five years in the period ended December 31, 2013. For all periods presented prior to December 31, 2010, the weighted-average shares outstanding are calculated based on the 9,881,340 shares issued in connection with the spin-off from Pharmaceutical Product Development, Inc. (“PPD”). On June 14, 2010, PPD effected the spin-off of Furiex through a tax-free, pro-rata dividend distribution of all of the shares of the Company to PPD shareholders.

The selected historical financial data should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Form 10-K.

Combined and Consolidated Statements of Operations Data:

	Year Ended December 31,
(in thousands, except per share data)	2009	2010	2011	2012	2013
Total revenue	$6,312	$8,983	$4,490	$40,508	$70,999

Operating expenses	14,621	58,504	53,046	80,852	95,437

Loss from operations (1)	(8,309)	(49,521)	(48,556)	(40,344)	(24,438)
Interest expense	—	—	413	2,508	4,980
Other income, net	10	9	2	1	93
Provision for income taxes	—	14	14	14	348

Loss from continuing operations, net	(8,299)	(49,526)	(48,981)	(42,865)	(29,673)
Discontinued operations, net (2)	(632)	(5,133)	—	—	—

Net loss	$(8,931)	$(54,659)	$(48,981)	$(42,865)	$(29,673)

Loss from continuing operations, net of income taxes per basic and diluted share	$(0.84)	$(5.01)	$(4.96)	$(4.29)	$(2.92)
Loss from discontinued operations, net of income taxes per basic and diluted share	$(0.06)	$(0.52)	$—	$—	$—
Net loss per basic and diluted share	$(0.90)	$(5.53)	$(4.96)	$(4.29)	$(2.92)
Weighted-average shares used to compute net loss per basic and diluted share:	9,881	9,881	9,884	9,984	10,148

Combined and Consolidated Balance Sheet Data:

	As of December 31,
(in thousands)	2009	2010	2011	2012	2013
Total assets	$55,877	$132,559	$95,124	$94,755	$88,442
Total debt	—	—	10,000	40,000	57,000
Total shareholders’ equity	—	118,504	74,323	37,597	18,441
PPD net investment (3)	49,270	—	—	—	—

(1)

Impairments of intangible assets are included in loss from operations. For 2009, the impairment of intangible asset was related to in-process research and development for the MAG-131 compound obtained through the acquisition of Magen Biosciences, Inc.

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

Results of Operations

Our business to date has consisted solely of compound development and collaborative activities. Accordingly, we operate in one reportable business segment. Our revenues consist primarily of milestone and royalty payments from collaborators. For the year ended December 31, 2012, our total revenue of $40.5 million consisted of $10.0 million related to a regulatory milestone from Takeda related to alogliptin, $10.0 million of regulatory milestones from Menarini related to Priligy and $20.5 million of royalty revenue from the sale of Nesina and related combination products, as well as Priligy, by our collaborators. For the year ended December 31, 2013, our total revenue of $71.0 million consisted of $35.0 million of regulatory milestones from Takeda related to alogliptin and related products, $10.0 million of launch-based milestones from Menarini related to Priligy and $26.0 million of royalty revenue from the sale of Nesina, and related combination products, as well as Priligy.

We incurred research and development expenses of $69.5 million and $82.7 million for the years ended December 31, 2012 and 2013, respectively. Our current research and development expenses are primarily related to the continued development of eluxadoline. We expense all research and development costs for our compounds and external collaborations as incurred. We are actively exploring various partnering and other strategic options with respect to eluxadoline, including commercializing it ourselves. Any partnering arrangement we enter into could alter our forecasted expenses for this program.

For the year ended December 31, 2012 we reported a net loss of $42.9 million. For the year ended December 31, 2013 we reported a net loss of $29.7 million. We expect to continue to incur net losses unless revenues from all sources reach a level sufficient to support our on-going operations.

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

Year Ended December 31, 2012 versus Year Ended December 31, 2013

The following table sets forth amounts from our consolidated financial statements for the year ended December 31, 2012 compared to the year ended December 31, 2013.

	Year Ended December 31,
(in thousands)	2012	2013
Revenue:
Milestones	$20,000	$45,000
Royalties	20,508	25,999

Total revenue	40,508	70,999

Research and development expenses	69,505	82,704
Selling, general and administrative expenses	11,261	12,676
Depreciation and amortization	86	57

Total operating expenses	80,852	95,437

Operating loss	(40,344)	(24,438)
Interest expense	2,508	4,980
Other income, net	1	93

Loss before provision for income taxes	(42,851)	(29,325)
Provision for income taxes	14	348

Net loss	$(42,865)	$(29,673)

Revenue

Total revenue increased $30.5 million to $71.0 million for the year ended December 31, 2013 from 2012. Milestone revenue increased $25.0 million from the prior year. Milestone revenue in 2013 consisted of a $25.0 million regulatory milestone from Takeda with respect to the FDA approval of three new alogliptin-related products in January 2013, a $10.0 million milestone from Takeda upon the European Marketing Authorization of alogliptin and related products in September 2013, a $5.0 million milestone from Menarini upon the launch of Priligy in France in March 2013 and a $5.0 million milestone from Menarini upon the launch of Priligy in the United Kingdom in October 2013. Milestone revenue in 2012 consisted of a $10.0 million regulatory milestone from Takeda with respect to the EMA acceptance of the submission of a Marketing Authorization Application for alogliptin in May 2012 and $10.0 million of regulatory milestones from Menarini upon the closing of the new license agreement related to Priligy in July 2012. Royalty revenue increased $5.5 million from the prior year. The increase in royalty revenue relates to sales of Nesina and related combination products in Japan and the United States, and of Priligy in various countries outside the United States.

Expenses

Research and development, or R&D, expenses increased $13.2 million to $82.7 million for the year ended December 31, 2013 from 2012. The increase in R&D expense was due predominantly to Phase III costs associated with the continued development of eluxadoline. Other R&D expenses include overhead and other costs unallocated to specific developmental programs and related activities.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the year ended December 31, 2012 compared to the year ended December 31, 2013.

	Year Ended December 31,		$ Inc (Dec)
(in thousands)	2012	2013
R&D expense by project:
Eluxadoline (MuDelta)	$64,652	$79,334	$14,682
JNJ-Q2	814	231	(583)
PPD-10558	1,201	—	(1,201)
Other R&D expense	2,838	3,139	301

Total R&D expense	$69,505	$82,704	$13,199

R&D expenses will likely fluctuate significantly from period to period for a variety of reasons, including the number of compounds under development, the stages of development and changes in development plans. The primary driver of the level of R&D expense during the current year was related to Phase III costs associated with the continued development of eluxadoline. The level and variability of quarterly R&D costs relate to the timing of specific activities associated with the on-going clinical trials.

We are continuing to seek to partner or out-license JNJ-Q2, with minimal expenditures forecasted in 2014. We are actively exploring partnering and other strategic options for eluxadoline, including commercializing it ourselves. Any partnering arrangement we enter into could alter our forecasted expenses for this program.

Our forecasted total research and development expenses are expected to run between $35.0 million and $40.0 million for 2014, comprised almost entirely of Phase III study costs, manufacturing costs, a $10.0 million regulatory milestone to Janssen due upon acceptance of the NDA filing by the FDA, and preparatory work in anticipation of the NDA submission for eluxadoline.

Selling, general and administrative, or SG&A, expenses increased $1.4 million to $12.7 million for the year ended December 31, 2013 from 2012. The increase in SG&A expenses was due primarily to increases in non-cash stock compensation expense of $1.2 million, including additional restricted stock awards issued to employees and directors during 2013 and the mark-to-market adjustment for non-vested consultant options. If we decide to commercialize eluxadoline ourselves, SG&A will increase significantly in 2014 and beyond.

Interest expense increased $2.5 million to $5.0 million for the year ended December 31, 2013 from 2012. The increase in interest expense was due to increased borrowings under the first and second amended loan agreement with Midcap Funding and Silicon Valley Bank in August 2012 and September 2013, respectively, in addition to a new $15.0 million loan with a related party as of September 2013.

Income Taxes

For the year ended 2012 and 2013, we did not record a tax benefit related to our operating losses because we have provided full valuation allowances against our assets based on our history of operating losses. We anticipate that we will require a full valuation allowance against any deferred tax assets until such time as we are able to demonstrate a consistent pattern of profitability. For the year ended December 31, 2012 we recorded an insignificant amount of income tax expense. This amount related to the adjustment of a deferred tax liability associated with historical goodwill, which we amortize and deduct for tax purposes, but treat as an indefinite-lived intangible asset for financial reporting purposes. For the year ended December 31, 2013 we recorded income tax expense of $0.3 million comprised primarily of state income tax expense related to one of our consolidated subsidiaries that has rights to Priligy.

Results of Operations

Net loss of $29.7 million for the year ended December 31, 2013 represents a $13.2 million decrease from net loss of $42.9 million during 2012. This decrease in our net loss resulted primarily from the $30.5 million increase in revenue, partially offset by the $13.2 million increase in R&D expenses, a $1.4 million increase in SG&A expenses and the $2.5 million increase in interest expense, as described above.

Year Ended December 31, 2011 versus Year Ended December 31, 2012

The following table sets forth amounts from our consolidated financial statements for the year ended December 31, 2011 compared to the year ended December 31, 2012.

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

Revenue

Total revenue increased $36.0 million to $40.5 million for the year ended December 31, 2012 from 2011. This increase was due to a $10.0 million regulatory milestone from Takeda with respect to the EMA acceptance of the submission of a Marketing Authorization Application for alogliptin in May 2012, $10.0 million of regulatory milestones from Menarini upon the closing of the new license agreement related to Priligy in July 2012, an increase in royalty revenue related to the sale of Nesina and related combination products in Japan and an increase in royalty revenue related to sales of Priligy in various countries outside the United States.

Expenses

R&D expenses increased $25.3 million to $69.5 million for the year ended December 31, 2012 from 2011. The increase in R&D expense was due predominantly to Phase III costs associated with the continued development of eluxadoline, a $1.0 million development milestone payment to Ranbaxy in connection with the completion of the Phase II final study report for the PPD-10558 program and a $5.0 million development milestone payment to Janssen related to the dosing of the fifth patient in the on-going Phase III trial for eluxadoline, partially offset by decreases in spending for the discontinued PPD-10558 program and completion of the Phase II work related to eluxadoline and JNJ-Q2.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the year ended December 31, 2011 compared to the year ended December 31, 2012.

	Year Ended December 31,		$ Inc (Dec)
(in thousands)	2011	2012
R&D expense by project:
Eluxadoline (MuDelta)	$15,954	$64,652	$48,698
JNJ-Q2	12,787	814	(11,973)
PPD-10558	12,873	1,201	(11,672)
Other R&D expense	2,588	2,838	250

Total R&D expense	$44,202	$69,505	$25,303

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

Interest expense of $2.5 million for the year ended December 31, 2012 related entirely to our loan agreement with Midcap Funding and Silicon Valley Bank.

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

Liquidity and Capital Resources

As of December 31, 2013, we had $29.2 million of cash and cash equivalents. In addition, we had $8.2 million of accounts receivable and $12.4 million of accounts payable and accrued expenses. The primary source of our current cash and cash equivalents has been from upfront, milestone and royalty payments received and proceeds from our credit facility and related party loan described below.

On August 18, 2011, we entered into a loan agreement with Midcap Funding III, LLC and Silicon Valley Bank. This initial borrowing in the amount of $10.0 million had a fixed interest rate of 10.25% per annum and was initially due August 1, 2015. On August 2, 2012, we entered into an amended loan agreement with Midcap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank for an additional $30.0 million. This new agreement amended the prior agreement by resetting the maturity date to August 2, 2016 for a total amount of $40.0 million, bearing interest at a fixed rate of 10.00%. On September 30, 2013, we entered into a second amended loan agreement with Midcap Funding III, LLC, Midcap Funding V, LLC and Silicon Valley Bank which reset the outside maturity date to October 1, 2018, deferred payment of principal until May 2014, and increased the total amount of the loan to $42.0 million. This borrowing bears interest at a fixed rate of 10.00%. Interest accrues daily and is payable on the first day of the following month, in arrears. As part of this second amended agreement, we are required to maintain our primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of our total cash and cash equivalents balance.

On September 30, 2013, we entered into a loan agreement with Fredric N. Eshelman, the Company’s chairman of the board and 27.2% stockholder. This $15.0 million borrowing bears interest at a fixed rate of 9.00%. Interest accrues daily and is payable on the first day of the following month, in arrears. This loan becomes due and payable on the earlier of January 1, 2019 or 91 days after the Midcap Funding LLC / Silicon Valley Bank loan has been paid in full. Principal payments of $166,667 on the Eshelman Loan Agreement begin on October 1, 2014, and continue on a monthly basis thereafter through and including the maturity date.

We have incurred losses and negative cash flows from operations since the spin-off and expect to continue to incur operating losses until revenues from all sources reach a level sufficient to support our on-going operations. We believe our existing cash balance and anticipated revenue from our collaborators for marketed products are sufficient to fund ongoing essential operations into 2015. However, if we choose to advance eluxadoline through the FDA registration process, which would trigger a $10.0 million milestone payment to Janssen upon acceptance of the NDA filing by the FDA, and prepare to commercialize eluxadoline without a partner, we would need to raise additional capital through the issuance of debt, equity or other financing alternatives before the fourth quarter of 2014.

Our liquidity over the next 12 months could be materially affected by, among other things: our ability to raise additional funds through debt, equity, or other financing alternatives; costs related to our development and potential commercialization efforts; regulatory approval and commercialization of our compound candidates, which could affect selling, general and administrative expenses, milestone and royalty receipts; changes in regulatory compliance requirements; reliance on existing collaborators and potential need to enter into additional collaborative arrangements; or other factors described under the risk factors set forth in Item 1A “Risk Factors”. Depending upon the success and timing of potential new collaborations or commercialization efforts and receipt of various milestone payments and royalties, it might be necessary to do one or more of the following in the next 12 months: (a) raise additional capital through equity or debt financings or from other sources; (b) reduce spending on research and development and/or commercialization of eluxadoline; or (c) restructure the Company's operations.

The timing and amount of any future expenses, trial completion dates and revenues related to our compounds are subject to significant uncertainty. We do not know if we will be successful in developing any of our compounds. The timing and amount of our research and development expenses will depend upon the costs associated with the present and potential future clinical trials and non-clinical studies of our compounds, any related expansion of our research and development organization, changes in regulatory requirements and manufacturing costs. There are numerous risks and uncertainties associated with the duration and cost of clinical trials and regulatory reviews, which vary significantly over the life of a program as a result of events arising during clinical development. For example, if the FDA, or another regulatory authority, were to require us or one of our collaborators to conduct clinical trials beyond those we currently anticipate to complete clinical development of a compound, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. The timing and amount of revenues, if any, are dependent upon the success of the clinical trials as well as the commercial success of these products in the marketplace, all of which are subject to a variety of risks and uncertainties, including the ability to obtain reimbursement approval for our products and our ability to defend or enforce our patents related to Priligy.

Our future capital requirements will depend on numerous factors, including, among others: the cost and expense of continuing the research and development activities of our existing compounds; new collaborative agreements that we might enter into in the future; progress of compounds in clinical trials as it relates to the cost of development and the receipt of future milestone payments, if any; the ability of us or our licensees and collaborators to obtain regulatory approval and successfully manufacture and market collaboration products; the continued or additional support by our collaborators or other third parties of research and development efforts and clinical trials; time required to gain regulatory approvals; the demand for our potential products, if and when approved; potential acquisitions of technology, compounds or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technologies. In order to develop and obtain regulatory approval for and commercialize our potential compounds we might raise additional funds through equity or debt financings or from other sources, collaborative arrangements, the use of sponsored research efforts or other means. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to our stockholders or our business.

For the year period ended December 31, 2013, our operating activities used $23.1 million in cash compared to $40.6 million used for the same period in 2012. The decrease in net cash used in operating activities relates primarily to the increased revenue associated with milestone and royalty payments from our collaborators, partially offset by the increase in research and development expenditures previously described.

For the year period ended December 31, 2013, our investing activities provided approximately $7.5 million in cash compared to $2.4 million for the same period in 2012. These investing activities related to the purchase and sale of investments.

For the year period ended December 31, 2013, our financing activities provided approximately $19.1 million in cash compared to $30.3 million for the same period in 2012. These financing activities related to the net proceeds from borrowings, proceeds from stock option exercises, partially offset by additions to deferred financing costs.

Contractual Obligations

On August 18, 2011, we entered into a Loan and Security Agreement (the “Agreement”) with Midcap Funding III, LLC and Silicon Valley Bank. The initial borrowing in the amount of $10.0 million had a fixed interest rate of 10.25% per annum and was due August 1, 2015. Interest accrued monthly and was payable on the first day of the following month, in arrears. Principal payments of the initial borrowing were to be paid on a ratable monthly basis from August 1, 2012 until maturity. On August 2, 2012, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with Midcap Funding III, LLC, Midcap Funding RE Holdings, LLC and Silicon Valley Bank. The Amended Agreement modified the prior Agreement by providing an additional $30.0 million in borrowings and reset the maturity date of the initial Agreement to August 2, 2016. On September 30, 2013, we entered into a Second Amended and Restated Loan and Security Agreement (the “Second Amended Agreement”) with Midcap Funding III, LLC, Midcap Funding V, LLC and Silicon Valley Bank, or collectively, the “Lenders”.

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

Under the Second Amended Agreement, we are required to maintain our primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of our total cash and cash equivalents balance. We intend to use the proceeds from the loan to support research and development for our eluxadoline compound.

A final payment fee is due to the Lenders in an amount equal to 3.5% of the total loan commitment, payable at the maturity date or upon prepayment of the loan. We may prepay the loan subject to a prepayment fee of between 2.0% and 3.5% of the amount borrowed, depending on the time of the prepayment. The amount of interest expense related to the initial Agreement, Amended Agreement and the Second Amended Agreement included in the statement of operations includes the ratable accrual of the final payment fee and the amortization of deferred financing costs over the term of the loan.

Under the Second Amended Agreement, we are subject to affirmative covenants, including obligations to maintain good standing, provide certain notices to the Lenders, deliver financial statements to the Lenders, maintain insurance, discharge all taxes, protect intellectual property and protect collateral. We are also subject to negative covenants, including that we may not enter into a merger or consolidation or certain change of control events, incur liens on the collateral, incur additional indebtedness, dispose of any property, change our jurisdiction of organization or organizational structures or types, declare or pay dividends (other than dividends payable solely in common stock), make certain investments or acquisitions, and enter into certain transactions with affiliates, in each case subject to certain customary exceptions, including exceptions that allow us to acquire additional compounds and to enter into licenses and similar agreements providing for the use and collaboration of our intellectual property provided certain conditions are met. Our obligations under the Second Amended Agreement are secured by a first priority lien on substantially all of our existing and after-acquired assets, excluding intellectual property (but including the proceeds thereof). Our obligations under the Second Amended Agreement are also secured by a first priority lien on the equity interests of the Company in its subsidiaries.

The Second Amended Agreement provides that events of default include failure to make payment of principal or interest on the loan when required, failure to perform certain obligations under the Second Amended Agreement and related documents, defaults in certain other indebtedness and certain other events including certain adverse actions taken by the FDA or other governmental authorities. Upon events of default, our obligations under the Second Amended Agreement may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, our obligations under the Second Amended Agreement will bear interest at a rate equal to the lesser of (a) 4% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default or (b) the maximum rate allowable under law. As of December 31, 2013, we were in compliance with our obligations under the Second Amended Agreement.

On September 30, 2013, we entered into a Loan and Security Agreement with Fredric N. Eshelman, the Company’s chairman of the board and 27.2% stockholder, pursuant to which we borrowed $15.0 million (the “Eshelman Loan”). The Eshelman Loan becomes due and payable on the earlier of January 1, 2019 or 91 days after the Second Amended Agreement loan has been paid in full.

The Eshelman Loan bears interest at a fixed rate of 9.00% per annum. Interest accrues daily and is payable on the first day of the following month, in arrears. Principal payments of $166,667 on the Eshelman Loan Agreement begin on October 1, 2014, and continue on a monthly basis thereafter through and including the maturity date, subject to the condition that, to the extent provided in the Subordination and Intercreditor Agreement with Midcap (the “Subordination Agreement”), if then in effect, we have $7.5 million of unrestricted cash on hand after giving effect to each such principal payment. We may prepay the Eshelman Loan without penalty or premium to the extent permitted under the Subordination Agreement.

Our obligations under the Eshelman Loan Agreement are secured by a second priority lien on substantially all of our existing and after-acquired assets, excluding intellectual property (but including the proceeds thereof). Our obligations under the Eshelman Loan Agreement are also secured by a second priority lien on the equity interests of the Company in its subsidiaries. The Eshelman Loan is subordinate to the Second Amended Agreement loan.

Under the Eshelman Loan, we are subject to affirmative covenants substantially consistent to the Second Amended Agreement loan. The Eshelman Loan also has events of default that are substantially consistent to the Second Amended Agreement loan, except for upon occurrence of any event of default, our obligations under the Eshelman Loan will bear interest at a rate equal to the lesser of (a) 3% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default or (b) the maximum rate allowable under law. As of December 31, 2013, we were in compliance with our obligations under the Eshelman Loan.

As of December 31, 2013, future maximum payments on all of our contractual obligations for fiscal years ended subsequent to December 31, 2013 were as follows related to our Second Amended Loan and Security Agreement, the Eshelman Loan Agreement and operating leases in Morrisville, North Carolina and Wilmington, North Carolina:

Years Ended December 31 (in thousands)	2014	2015	2016	2017	Total
Long-term Debt: Principal	$10,080	$16,800	$15,120	$—	$42,000
Long-term Debt: Interest	4,042	2,521	829	—	7,392
Long-term Debt, Related Party: Principal	500	2,000	2,000	10,500	15,000
Long-term Debt, Related Party: Interest	1,365	1,239	1,060	194	3,858
Operating Leases	84	—	—	—	84
Total Contractual Obligations	$16,071	$22,560	$19,009	$10,694	$68,334

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

As of December 31, 2013, we were contingently obligated under collaboration agreements that have not been included in the table above due to the inherent uncertainty in the amounts and timing of payments.

As of December 31, 2013, we had two collaborations that involve potential future expenditures. The first is our collaboration with Alza and Janssen for Priligy.

On May 14, 2012, we entered into a license and asset transfer agreement with Alza and Janssen, whereby Alza and Janssen transferred to us worldwide rights for Priligy. To facilitate a uniform transition, Janssen agreed to continue to manufacture and manage certain clinical and regulatory activities with respect to Priligy for a pre-defined period after the closing date of the agreement. This transaction became effective on July 30, 2012. Under the terms of this transaction, we were obligated to pay Janssen for transition services provided to us in the amount of $15.0 million, with $7.5 million paid within 45 days of closing, and $3.75 million due within 10 business days of the beginning of each of the following two calendar quarters. As of December 31, 2013, no amounts remained due to Janssen for these transition services. In addition, we are obligated to pay Janssen up to $19.0 million in potential on-going clinical study costs and up to $1.0 million for reasonable out-of-pocket expenses over the transition period. We also must also pay Janssen fees related to Priligy sales and distribution activities that Janssen will perform for us during the transition period pursuant to a sales services agreement. Priligy will continue to be made available to patients under the sales service agreement until the marketing authorizations are transferred, at which time commercialization of the product will transition to us or our licensee. The term of the license and asset transfer agreement will expire on the latest of the completion of the transition of the product rights to the Company, the expiration of its last payment obligation to Janssen, or the expiration of the last-to-expire ancillary agreement.

Our collaboration with Alza and Janssen for Priligy, as described above, is associated with an out-license agreement under which we have received, and are eligible to receive, additional payments. On May 14, 2012, we entered into a license agreement with Menarini by which we licensed to Menarini exclusive rights to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. This transaction became effective on July 30, 2012. We retained full development and commercialization rights in the U.S., Japan and Canada. Menarini will assume responsibility for commercialization activities in the licensed territories and will fund the on-going clinical studies being performed by Janssen. Under the license agreement with Menarini, we received a $15.0 million upfront payment and $10.0 million of regulatory milestone payments during the third quarter of 2012. During the third quarter of 2012, we recognized milestone revenue of $10.0 million related to this agreement for regulatory submissions. As outlined in the following paragraph, the $15.0 million upfront payment received during the third quarter of 2012 was not recorded as milestone revenue, nor will the potential up to $19.0 million for on-going clinical study costs, based on the terms of the Janssen agreement described above. During 2013, we recognized milestone revenue of $10.0 million related to this agreement for the commercial launch of Priligy in France and the United Kingdom. In addition, under this agreement, we are eligible to receive up to $19.0 million to fund potential on-going clinical study costs being performed by Janssen, and up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms. The term of the license agreement (and the period during which Menarini must pay us royalties in a particular country for a particular product) will end, on a country-by-country basis, upon the latest of (i) the expiration of a valid relevant patent claim in that country, (ii) the expiration of marketing and data exclusivity in that country, or (iii) a third party’s market entry of an approved product in that country containing dapoxetine for use, on an as needed basis, for premature ejaculation.

In connection with the license and asset transfer agreement with Alza and Janssen, and the license agreement with Menarini, we assessed the indicators associated with agent and principal considerations for each transaction. Based on the terms of the underlying agreements, the nature of the related cash payments and receipts (regarding the $15.0 million up-front and transition service payments, the up to $19.0 million to fund potential on-going clinical study costs and the fees related to Priligy sales and distribution activities performed by Janssen), and the determination that we are not the primary obligor for the underlying activities that are associated with these payments, we have recorded these amounts on a net basis within the consolidated statements of operations. For the quarter ended December 31, 2013, we owed amounts to Janssen, and correspondingly received equal payments from Menarini, totaling $0.2 million related to on-going clinical studies for Priligy. We have also considered the contractual right-of-offset related to these payments, for which we are effectively an intermediary, and have recorded these amounts on a gross basis within the consolidated balance sheets. As of December 31, 2013, approximately $0.2 million is reflected in accrued expenses related to the on-going Priligy clinical study costs being performed by Janssen.

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

The second collaboration involving future expenditures is associated with the two compounds in-licensed from Janssen: JNJ-Q2 and eluxadoline. We have full exclusive license rights to develop and commercialize JNJ-Q2 and eluxadoline under our existing development and license agreements with Janssen.

We plan to continue evaluating other partnering and funding opportunities for both the JNJ-Q2 and eluxadoline compounds. We may be obligated to pay Janssen up to $50.0 million in regulatory milestone payments for the JNJ-Q2 compound, up to $45.0 million in regulatory milestone payments for the eluxadoline compound, and, if approved for marketing, for both the JNJ-Q2 and eluxadoline compounds, individually, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Critical Accounting Policies and the Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our consolidated financial statements requiring significant estimates and judgments are as follows:

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

We assess each collaboration agreement we enter into for potential indicators associated with agent and principal considerations for each related cash payment and receipt. Based on the terms of the underlying agreement and the determination of which party to the transaction is the primary obligor, we record the underlying activities that are associated with contractual payments within the consolidated statements of operations and consolidated balance sheets on a net or gross basis, accordingly.

Research and Development Expenses

Research and development costs consist primarily of costs associated with pre-clinical studies, non-clinical studies and the clinical trials of our compounds, development materials, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work and consulting services. Research and development costs include clinical research services, pre-clinical testing, non-clinical testing and clinical drug manufacturing provided by third parties, the direct cost of our personnel managing the programs and upfront and milestone payments to our collaborators. We accrue certain costs related to clinical studies, including investigative site payments, based on estimates of the services performed and efforts expended. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. We charge research and development costs to operations as incurred and disclose them in the consolidated statements of operations.

Goodwill

We review goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate that the carrying amount of goodwill might not be recoverable.

We used the quantitative two-step goodwill impairment model as of the October 1, 2012 annual impairment test. This analysis utilized both the income and market approaches. For the income approach, we used a discounted cash flow method using the expected future inflows and outflows of the business and an appropriate discount rate. The market approach considered recent comparable transactional valuation multiples for pharmaceutical and biotechnology companies. Based on our review as of October 1, 2012, our calculated fair value of equity was in excess of carrying value by a significant margin.

As of the October 1, 2013 annual impairment test, we used the qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model. Based on the review as of October 1, 2013, we determined that our sole reporting unit's fair value was, more likely than not, greater than its carrying value. As such the quantitative two-step goodwill impairment model was not utilized.

The fair value of goodwill could be materially impacted by future adverse changes such as future declines in operating results, a decline in the valuation of pharmaceutical and biotechnology company stocks, including the valuation of our common stock, a slowdown in the worldwide economy or the pharmaceutical and biotechnology industry, failure to meet the performance projections included in forecasted operating results, or the delay or abandonment of any research and development programs.

Share-Based Compensation

We recognize compensation expense using a fair-value based method related to stock options, restricted stock awards and other share-based compensation. The expense is measured based on the grant date fair value of the awards that are expected to vest and is recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.

Tax Valuation Allowances

Our provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the year, plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial reporting and tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when enacted.

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

Potential Volatility of Annual Operating Results

Our annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the success or failure of clinical trials, regulatory reviews and other aspects of developing and commercializing our product candidates;

•	the timing and amount of costs associated with research and development and compound partnering collaborations, or our own commercialization efforts;

•	the success of achieving milestones and the timing of our milestone payments or other revenue, if any;

•	our dependence on a small number of compounds and collaborations;

•	our ability to properly manage our growth;

•	our ability to recruit and retain experienced personnel;

•	the timing and extent of new government regulations; and

•	intellectual property risks.

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

Under our Second Amended and Restated Loan and Security Agreement with Midcap Funding III, LLC, Midcap Funding V, LLC and Silicon Valley Bank, we have $42.0 million of outstanding debt as of December 31, 2013 bearing an interest rate of 10.00%. Under our related party Loan and Security Agreement with Fredric N. Eshelman, we have $15.0 million of outstanding debt as of December 31, 2013 bearing an interest rate of 9.00%. Due to the fixed rates associated with these outstanding debts, an increase in market rates would have no impact on our future obligations as of December 31, 2013.

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

Item 8.           Financial Statements and Supplementary Data

The information required by this Item is set forth in the Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Medical Officer (our principal executive officer) and our Chief Financial Officer and Vice President of Strategic Development (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Medical Officer and our Chief Financial Officer and Vice President of Strategic Development have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

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

Management, with the participation of our President and Chief Medical Officer and our Chief Financial Officer and Vice President Strategic Development, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche, LLP, the registered public accounting firm that audited the financial statements included in this annual report, has also issued an opinion on our internal control over financial reporting.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Furiex Pharmaceuticals, Inc.

Morrisville, North Carolina

We have audited the internal control over financial reporting of Furiex Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 17, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

March 17, 2014

Item 9B.       Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal No. 1—Election of Directors” contained in our proxy statement related to the 2014 Annual Meeting of Stockholders scheduled to be held on May 22, 2014 which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards. The Board of Directors has also determined that Committee Chair Stephen R. Davis is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Our Board of Directors adopted a code of conduct that applies to all of our directors and employees. Our Board also adopted a separate code of ethics for our President (principal executive officer), Chief Financial Officer (principal financial and accounting officer), and Corporate Controller, or persons performing similar functions. We will provide copies of our code of conduct and code of ethics without charge upon request. To obtain a copy of our code of conduct and code of ethics, please send your written request to Furiex Pharmaceuticals, Inc., 3900 Paramount Parkway, Suite 150, Morrisville, North Carolina 27560, Attn: Investor Relations. In addition, you can find those codes on our website at http://www.furiex.com/investors/corporate-governance/ .

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

Item 11.        Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “—Compensation for Non-Employee Directors,” “—Compensation Discussion and Analysis,” “—Summary Compensation Table,” “—Grants of Plan Based Awards in Fiscal 2013,” “—Outstanding Equity Awards at Fiscal Year End 2013,” “—Compensation Committee Report,” and “—Compensation Committee Interlocks and Insider Participation” contained in the proxy statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2013 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders	1,334,809	$12.45	265,939
Equity compensation plans not approved by our shareholders	—	—	—
Total	1,334,809	$12.45	265,939

Our equity compensation plan consists of the 2010 Stock Plan, as amended, which was approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

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

PART IV

Item 15.        Exhibits, Financial Statement Schedules

(a) Financial Statements

Our consolidated financial statements filed as part of this report are listed in the attached Index to Consolidated Financial Statements. There are no schedules to our consolidated financial statements.

(b) Exhibits

Exhibit No.	Exhibit Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Separation and Distribution Agreement dated as of June 14, 2010 by and between Furiex Pharmaceuticals, Inc. and Pharmaceutical Product Development, Inc.	8-K	6/18/10	2.1

3.1	Amended and Restated Certificate of Incorporation.	10-12B	2/24/10	3.1

3.2	Amended and Restated Bylaws.	10-12B	2/24/10	3.2

4.1	Specimen Common Stock Certificate.	S-3	2/24/13	4.1

4.2*	Specimen Preferred Stock Certificate and Form of Certificate of Designation of Preferred Stock.

4.3	Form of Indenture.	S-3	12/24/13	4.3

4.4*	Form of Note.

4.5*	Form of Common Stock Warrant Agreement and Warrant Certificate.

4.6*	Form of Preferred Stock Warrant Agreement and Warrant Certificate.

4.7*	Form of Debt Securities Warrant Agreement and Warrant Certificate.

4.8*	Form of Unit Agreement.

10.1	Sublease Agreement dated as of June 14, 2010 by and between Furiex Pharmaceuticals, Inc. and PPD Development, LP.	8-K	6/18/10	10.2

10.2	Tax Sharing Agreement dated as of June 14, 2010 between Furiex Pharmaceuticals, Inc. and Pharmaceutical Product Development, Inc.	8-K	6/18/10	10.3

10.3	Employee Matters Agreement dated as of June 14, 2010 by and between Furiex Pharmaceuticals, Inc. and Pharmaceutical Product Development, Inc.	8-K	6/18/10	10.4

10.4	Transition Services Agreement dated as of June 14, 2010 by and between Furiex Pharmaceuticals, Inc. and Pharmaceutical Product Development, Inc.	8-K	6/18/10	10.5

10.5†	Master Development Services Agreement dated as of June 14, 2010 by and between Furiex Pharmaceuticals, Inc. and PPD Development, LP.	8-K	6/18/10	10.6

Exhibit No.	Exhibit Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.6†	MuDelta Development and License Agreement dated as of November 16, 2009 by and between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc., as amended February 9, 2010.	10-12B/A	5/14/10	10.6

10.7†	MuDelta Master Services Agreement dated as of November 16, 2009 by and between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc.	10-12B	2/24/10	10.7

10.8†	Topo Development and License Agreement, dated as of November 16, 2009 by and between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc., as amended February 15, 2010.	10-12B/A	5/14/10	10.8

10.9†	Topo Master Services Agreement dated as of November 16, 2009 by and between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc.	10-12B	2/24/10	10.9

10.10†	License Agreement dated as of January 2, 2001 by and among Pharmaceutical Product Development, Inc., Genupro, Inc. and Alza Corporation, as amended December 26, 2003 and October 16, 2009.	10-12B/A	5/25/10	10.10

10.11†	Agreement between Takeda San Diego, Inc., Takeda Pharmaceutical Company Limited, Development Partners LLC, and Pharmaceutical Product Development, Inc., dated as of July 13, 2005, as amended October 10, 2005.	10-12B/A	5/27/10	10.11

10.12†	Termination and License Agreement dated as of December 18, 2003 by and among Eli Lilly and Company, Pharmaceutical Product Development, Inc., Genupro, Inc. and APBI Holdings, LLC.	10-12B	2/24/10	10.12

10.13†	Option and License Agreement effective as of December 15, 2006 by and among Pharmaco Investments, Inc. and Ranbaxy Laboratories Ltd.	10-12B/A	5/25/10	10.13

10.16	Employment Agreement effective as of March 16, 2010 by and between PPD Therapeutics, Inc. and June S. Almenoff, M.D. Ph.D.	10-12B/A	5/14/10	10.16

10.17	Employment Agreement effective as of April 1, 2010 by and between PPD Therapeutics, Inc. and Gail McIntyre.	10-12B/A	5/14/10	10.17

10.18	Employment Agreement effective as of January 15, 2010 by and between PPD Therapeutics, Inc. and Paul S. Covington, M.D.	10-12B/A	5/14/10	10.18

10.19	Employment Agreement effective as of January 29, 2010 by and between PPD Therapeutics, Inc. and Marshall Woodworth.	10-12B/A	5/14/10	10.19

10.20	Form of Severance Agreement between Furiex Pharmaceuticals, Inc. and various individuals.	10-12B	2/24/10	10.20

Exhibit No.	Exhibit Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.21	2010 Stock Plan, as amended through May 24, 2013.	10-Q	8/8/13	10.21

10.22	Consulting Agreement dated as of June 14, 2010 by and among Furiex Pharmaceuticals, Inc., Elk Mountain Consulting, LLC, and Fredric N. Eshelman.	8-K	6/18/10	10.7

10.23†	Loan and Security Agreement dated as of August 18, 2011 by and among Midcap Funding III, LLC, the Lenders and Furiex Pharmaceuticals, Inc., APBI Holdings, LLC, Development Partners, LLC and Genupro, Inc.	10-Q	11/10/11	10.23

10.24	Pledge Agreement dated as of August 18, 2011 by and between Furiex Pharmaceuticals, Inc., APBI Holdings, LLC, Development Partners, LLC and Genupro, Inc. and Midcap Funding III, LLC, as agent.	10-Q	11/10/11	10.24

10.25	Secured Promissory Note dated as of August 18, 2011 to Midcap Funding III, LLC, as agent.	10-Q	11/10/11	10.25

10.26†	License and Asset Transfer Agreement, dated as of May 14, 2012, by and between Furiex Pharmaceuticals, Inc. and Genupro, Inc. and Alza Corporation and Janssen Pharmaceutica, NV.	10-Q	8/7/12	10.26

10.27†	Priligy License Agreement, dated as of May 14, 2012, by and between Genupro, Inc. and Berlin Chemie AG (Menarini Group).	10-Q	8/7/12	10.27

10.28†	Amended and Restated Loan and Security Agreement dated as of August 2, 2012 by and among Midcap Funding III, LLC, Furiex Pharmaceuticals, Inc., APBI Holdings, LLC, Development Partners, LLC and Genupro, Inc.	10-Q/A	2/12/13	10.28

10.29	Omnibus Amendment and Reaffirmation Agreement dated as of August 2, 2012 by and among Midcap Funding III, LLC, Furiex Pharmaceuticals, Inc., APBI Holdings, LLC, Development Partners, LLC and Genupro, Inc.	10-Q	11/6/12	10.29

10.30†	Second Amended and Restated Loan and Security Agreement dated as of September 30, 2013, by and among Midcap Funding III, LLC, Furiex Pharmaceuticals, Inc., APBI Holdings, LLC, Development Partners, LLC, Genupro, Inc., and the Lenders named therein.	8-K/A	12/6/13	10.30
10.31	Second Omnibus Amendment and Reaffirmation Agreement dated as of September 30, 2013, by and among Midcap Funding III, LLC, Furiex Pharmaceuticals, Inc., APBI Holdings, LLC, Development Partners, LLC, and Genupro, Inc.	8-K	10/4/13	10.31

10.32	Subordination and Intercreditor Agreement dated as of September 30, 2013, by and among the Fredric Neville Eshelman Revocable Trust u/a dated July 13, 1988, as amended and/or restated, Furiex Pharmaceuticals, Inc., APBI Holdings, LLC, Development Partners, LLC, Genupro, Inc., and Midcap Funding III, LLC.	8-K	10/4/13	10.32

Exhibit No.	Exhibit Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.33†	Loan and Security Agreement dated as of September 30, 2013, by and among the Fredric Neville Eshelman Revocable Trust u/a dated July 13, 1988, as amended and/or restated, Furiex Pharmaceuticals, Inc., APBI Holdings, LLC, Development Partners, LLC, and Genupro, Inc.	8-K/A	12/6/13	10.33

10.34	Secured Promissory Note dated as of September 30, 2013, to the Fredric Neville Eshelman Revocable Trust u/a dated July 13, 1988, as amended and/or restated.	8-K	10/4/13	10.34

10.35	Pledge Agreement dated as of September 30, 2013 by and between Fredric Neville Eshelman, Trustee of the Fredric Neville Eshelman Revocable Trust u/a dated July 13, 1988, as amended and/or restated and Furiex Pharmaceuticals, Inc., APBI Holdings, LLC, Development Partners, LLC, and Genupro, Inc.	8-K	10/4/13	10.35

10.36	Resignation and Transition Agreement dated as of October 25, 2013 by and between Furiex Pharmaceuticals, Inc. and Marshall Woodworth.	8-K	10/28/13	10.36

10.37	First Amended and Restated Employment Agreement dated as of October 28, 2013 by and between Furiex Pharmaceuticals, Inc. and Sailash Patel.	8-K	10/28/13	10.37

21.1	Subsidiaries of Furiex Pharmaceuticals, Inc.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification by the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by the principal executive officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the principal financial officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL).				X

†

The registrant has requested confidential treatment with respect to portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

*	To be filed by amendment or as an exhibit to a Current Report on Form 8-K and incorporated herein by reference, if applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURIEX PHARMACEUTICALS, INC.

Date: March 17, 2014	By:	/ s / June S. Almenoff
	Name:	June S. Almenoff
	Title:	President and Chief Medical Officer
(Principal Executive Officer)

	By:	/ s / Sailash I. Patel
	Name:	Sailash I. Patel
	Title:	Chief Financial Officer and Vice President Strategic Development
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/ s / June S. Almenoff	President, Chief Medical Officer and Director	March 17, 2014
June S. Almenoff, M.D., Ph.D.	(Principal Executive Officer)

/ s / Sailash I. Patel	Chief Financial Officer, Vice President Strategic Development	March 17, 2014
Sailash I. Patel	(Principal Financial and Accounting Officer)

/ s / Fredric N. Eshelman	Chairman	March 17, 2014
Fredric N. Eshelman, Pharm.D.

/ s / Peter B. Corr	Director	March 17, 2014
Peter B. Corr, Ph.D.

/ s / Wendy L. Dixon	Director	March 17, 2014
Wendy L. Dixon, Ph.D.

/ s / Stephen W. Kaldor	Director	March 17, 2014
Stephen W. Kaldor, Ph.D.

/ s / Stephen R. Davis	Director	March 17, 2014
Stephen R. Davis

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Furiex Pharmaceuticals, Inc.

Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Furiex Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2013, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Furiex Pharmaceuticals, Inc. and subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 17, 2014

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(in thousands, except per share data)

	2011	2012	2013
Revenue:
Milestones	$—	$20,000	$45,000
Royalties	4,490	20,508	25,999

Total revenue	4,490	40,508	70,999

Research and development expenses	44,202	69,505	82,704
Selling, general and administrative expenses	8,761	11,261	12,676
Depreciation and amortization	83	86	57

Total operating expenses	53,046	80,852	95,437

Operating loss	(48,556)	(40,344)	(24,438)
Interest expense	413	2,508	4,980
Other income, net	2	1	93

Loss before provision for income taxes	(48,967)	(42,851)	(29,325)
Less provision for income taxes	14	14	348

Net loss	$(48,981)	$(42,865)	$(29,673)

Net loss per basic and diluted share	$(4.96)	$(4.29)	$(2.92)

Weighted-average shares used to compute net loss per basic and diluted share:	9,884	9,984	10,148

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2013

(in thousands, except share data)

	2012	2013
Assets
Current assets:
Cash and cash equivalents	$25,718	$29,153
Accounts receivable, net	11,745	8,178
Prepaid expenses	320	415

Total current assets	37,783	37,746
Property and equipment, net	118	87
Investments	7,500	—
Deferred financing costs, net	238	1,493
Goodwill	49,116	49,116

Total assets	$94,755	$88,442

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,604	$7,072
Accrued expenses	10,230	5,302
Current portion of long-term debt, third party	5,405	10,080
Current portion of long-term debt, related party	—	500

Total current liabilities	22,239	22,954
Long-term debt, third party, net	34,595	31,920
Long-term debt, related party, net	—	14,500
Other long-term liabilities	324	627

Total liabilities	57,158	70,001

Commitments and contingencies (Note 11)
Common stock, $0.001 par value, 40,000,000 shares authorized; 10,015,297 and 10,459,233 shares issued and outstanding, respectively	10	10
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Paid-in capital	164,577	175,094
Accumulated deficit	(126,990)	(156,663)

Total shareholders’ equity	37,597	18,441

Total liabilities and shareholders’ equity	$94,755	$88,442

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(in thousands)

	Common Stock		Paid-in capital	Accumulated deficit	Total
	Shares	Par value

Balance January 1, 2011	9,881	$10	$153,638	$(35,144)	$118,504
Exercise of common stock options	68	—	620	—	620
Share based compensation expense	—	—	4,180	—	4,180
Net loss	—	—	—	(48,981)	(48,981)

Balance December 31, 2011	9,949	$10	$158,438	$(84,125)	$74,323
Exercise of common stock options	66	—	600	—	600
Share based compensation expense	—	—	5,539	—	5,539
Net loss	—	—	—	(42,865)	(42,865)

Balance December 31, 2012	10,015	$10	$164,577	$(126,990)	$37,597
Exercise of common stock options	307	—	3,615	—	3,615
Issuance of restricted stock	137	—	—	—	—
Share based compensation expense	—	—	6,902	—	6,902
Net loss	—	—	—	(29,673)	(29,673)

Balance December 31, 2013	10,459	$10	$175,094	$(156,663)	$18,441

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(in thousands)

	2011	2012	2013
Cash flows from operating activities:
Net loss	$(48,981)	$(42,865)	$(29,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83	86	57
Amortization of deferred financing costs	—	62	260
Share based compensation expense	4,180	5,539	6,902
Changes in operating assets and liabilities:
Accounts receivable, net	(1,726)	(9,760)	3,567
Prepaid expenses and other current assets	752	(106)	(95)
Accounts payable	(3)	6,511	468
Accrued expenses	(3,345)	(192)	(4,928)
Other long-term liabilities	40	92	303

Net cash used in operating activities	(49,000)	(40,633)	(23,139)

Cash flows from investing activities:
Purchases of property and equipment	(22)	(77)	(26)
Purchases of investments	(10,000)	(7,500)	—
Proceeds from sale of investments	—	10,000	7,500

Net cash (used in) provided by investing activities	(10,022)	2,423	7,474

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	10,000	30,000	19,162
Repayments of long-term debt	—	—	(2,162)
Debt issuance costs	—	(300)	(1,515)
Proceeds from issuance of common stock	620	600	3,615

Net cash provided by financing activities	10,620	30,300	19,100

Net (decrease) increase in cash and cash equivalents	(48,402)	(7,910)	3,435
Cash and cash equivalents, beginning of the period	82,030	33,628	25,718

Cash and cash equivalents, end of the period	$33,628	$25,718	$29,153

Supplemental Disclosure of Cash Flow Information:
Interest paid	$299	$2,020	$4,151
Taxes paid	$—	$—	$330

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

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

The Company has incurred losses and negative cash flows from operations since the spin-off and expects to continue to incur operating losses until revenues from all sources reach a level sufficient to support its on-going operations. The Company’s liquidity will largely be determined by its ability to raise capital from debt, equity, or other forms of financing, by the success of its products already being commercialized by collaborators, by key development and regulatory events that might impact its ability to out-license its development compounds, by its ability to enter into new collaborations and their terms, and by expenses associated with operations including research and development and potential commercialization efforts.

The Company’s liquidity over the next 12 months could be materially affected by, among other things: its ability to raise additional funds through debt, equity or other financing alternatives; costs related to its development and potential commercialization efforts; regulatory approval and commercialization of its compound candidates, which could affect selling, general and administrative expenses and milestone and royalty receipts; changes in regulatory compliance requirements; reliance on existing collaborators and potential need to enter into additional collaborative arrangements; and other factors. Depending upon the success and timing of potential new collaborations or potential commercialization efforts and receipt of various milestone payments and royalties, it might be necessary to do one or more of the following in the next 12 months: (a) raise additional capital through equity or debt financings or from other sources; (b) reduce spending on research and development and/or commercialization of eluxadoline; or (c) restructure the Company's operations. The Company currently receives on-going revenue from royalties on sales of Nesina® and related combination products, as well as Priligy®.

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

Earnings Per Share

The Company calculates net income (loss) per basic share by dividing net income (loss) by the weighted-average number of shares outstanding during the reporting period. The Company calculates net income (loss) per diluted share by dividing net income (loss) by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based awards. All potentially dilutive securities relate to stock options and restricted stock awards issued as part of the Company's share-based compensation plan. The calculation of net loss per diluted share for the years ended December 31, 2011, 2012 and 2013 is the same as net loss per basic share because the inclusion of any potentially dilutive securities would be anti-dilutive. Potentially dilutive securities totaling approximately 1,511,000, 1,644,000 and 1,472,000 for the years ended December 31, 2011, 2012 and 2013, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

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

Concentration of Credit Risk

The Company's collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Three collaborators accounted for all of the Company's revenue for the years ended December 31, 2011, 2012 and 2013. The first collaborator accounted for $3.6 million, $28.1 million and $58.7 million of total revenue for the years ended December 31, 2011, 2012 and 2013, respectively. The second collaborator accounted for $0.8 million, $2.4 million and $0.6 million of total revenue for the years ended December 31, 2011, 2012 and 2013, respectively. The third collaborator accounted for $10.0 million and $11.7 million of total revenue for the years ended December 31, 2012 and 2013, respectively. The Company had no revenue from the third collaborator for the year ended December 31, 2011.

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents and accounts receivable. All of the Company's cash is held in deposit accounts at a major financial institution, which management assesses to be of high credit quality. The Company’s money market fund investments (categorized as cash and cash equivalents) are with what the Company believes are high quality issuers. The Company has not experienced any losses in such accounts.

The December 31, 2012 and 2013 balance of accounts receivable relates to royalty receivables related to Nesina and its combination products and Priligy based on net product sales and activities by the Company's collaborators and, as described in Note 11, amounts due from a collaborator to fund on-going clinical study costs associated with Priligy. The first, second and third collaborator accounted for $8.0 million, $2.0 million and $1.7 million, respectively, of the accounts receivable balance as of December 31, 2012. The first, second and third collaborator accounted for $7.5 million, $0.1 million and $0.6 million, respectively, of the accounts receivable balance as of December 31, 2013.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

Research and Development Expenses

Research and development costs consist primarily of costs associated with pre-clinical studies, non-clinical studies and the clinical trials of the Company's compounds, development materials, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work and consulting services. Research and development costs include clinical research services, pre-clinical testing, non-clinical testing and clinical drug manufacturing provided by third parties, the direct cost of the Company's personnel managing the programs and upfront and milestone payments to the Company's collaborators. The Company accrues certain costs related to clinical studies, including investigative site payments, based on estimates of the services performed and efforts expended. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual accordingly. The Company charges research and development costs to operations as incurred and discloses them in the consolidated statements of operations.

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

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

Cash, Cash Equivalents, and Investments

Cash and cash equivalents consist of unrestricted cash accounts and money market funds that hold short-term U.S. Treasury securities that are not subject to withdrawal restrictions or penalties. The Company considers all cash on deposit and money market accounts with original maturities of three months or less at time of purchase to be cash and cash equivalents.

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

2.    Accounts Receivable

Accounts receivable consisted of the following amounts on the dates set forth below:

	December 31,
	2012	2013
Royalties	$10,045	$8,147
Priligy on-going clinical study costs (Note 11) and other	1,700	31

	$11,745	$8,178

The Company did not record a provision for doubtful accounts as of December 31, 2012 or 2013 based on its assessment of collection risks. The December 31, 2012 and 2013 balance of accounts receivable relate to royalty receivables related to Nesina and related combination products and Priligy based on net product sales by the Company's collaborators and, as described in Note 11, amounts due from a collaborator to fund on-going clinical study costs associated with Priligy.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

3.    Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31,
	2012	2013
Furniture and equipment	$98	$98
Computer equipment and software	245	271

Total property and equipment	343	369
Less accumulated depreciation	(225)	(282)

Total property and equipment, net	$118	$87

There was no noncash investing activity related to liabilities that remain unpaid for the acquisition of property and equipment as of December 31, 2012 and 2013.

4.    Goodwill

The Company reviews goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate that the carrying amount of goodwill might not be recoverable. There were no additions to goodwill for the years ended December 31, 2012 and 2013.

The Company used the quantitative two-step goodwill impairment model as of the October 1, 2012 annual impairment test. This analysis utilized both the income and market approaches. For the income approach, the Company used a discounted cash flow method using the expected future inflows and outflows of the business and an appropriate discount rate. The market approach considered recent comparable transactional valuation multiples for pharmaceutical and biotechnology companies. Based on the review as of October 1, 2012, the Company's calculated fair value of its sole goodwill reporting unit was in significant excess of carrying value.

As of the October 1, 2013 annual impairment test, the Company used the qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model. Based on the review as of October 1, 2013, the Company determined that its sole reporting unit's fair value was, more likely than not, greater than its carrying value. As such the quantitative two-step goodwill impairment model was not utilized.

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

There are no accumulated impairment losses related to the Company’s recorded goodwill balance as of the years ended December 31, 2012 and 2013.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

5.    Accrued Expenses

Accrued expenses consisted of the following amounts on the dates set forth below:

	December 31,
	2012	2013
Salaries, wages, benefits and related costs	$1,181	$1,315
Research and development costs	3,143	3,057
Professional fees	101	89
Interest	344	634
Janssen transition service payments (Note 11)	3,750	—
Priligy on-going clinical study costs (Note 11)	1,700	207
Other	11	—

	$10,230	$5,302

6.    Long-Term Debt

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

Principal payments under the Second Amended Agreement begin on May 15, 2014, with additional payments due on August 15, September 15, and November 15, 2014. Beginning on February 15, 2015 and continuing through and including the maturity date, principal payments are due each February, May, August and November. Beginning with the September 15, 2014 payment, the principal payments will consist of an amount equal to either 25% or 50% of the Company’s alogliptin royalties for the previous fiscal quarter, subject to minimum and maximum dollar amounts of payments ranging from a minimum of $1.26 million to a maximum of $4.20 million each quarter, dependent on whether the Company has submitted to the FDA a new drug application for eluxadoline.

Under the Second Amended Agreement, the Company is required to maintain its primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of the Company's total cash and cash equivalents balance. The Company intends to use the proceeds from the loan to support research and development for its eluxadoline compound.

A final payment fee is due to the Lenders in an amount equal to 3.5% of the total loan commitment, payable at the maturity date or upon prepayment of the loan. The Company may prepay the loan subject to a prepayment fee of between 2.0% and 3.5% of the amount borrowed, depending on the time of the prepayment. The amount of interest expense related to the initial Agreement, Amended Agreement and the Second Amended Agreement included in the statement of operations includes the ratable accrual of the final payment fee of $1.5 million and the amortization of deferred financing costs of $1.5 million over the term of the loan.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

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

The Second Amended Agreement provides that events of default include failure to make payment of principal or interest on the loan when required, failure to perform certain obligations under the Second Amended Agreement and related documents, defaults in certain other indebtedness and certain other events including certain adverse actions taken by the FDA or other governmental authorities. Upon events of default, the Company's obligations under the Second Amended Agreement may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, the Company's obligations under the Second Amended Agreement will bear interest at a rate equal to the lesser of (a) 4% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default or (b) the maximum rate allowable under law. As of December 31, 2013, the Company was in compliance with its obligations under the Second Amended Agreement.

Related Party Debt

On September 30, 2013, the Company and its subsidiaries entered into a Loan and Security Agreement with Fredric N. Eshelman, the Company’s chairman of the board and 27.2% stockholder, pursuant to which the Company borrowed $15.0 million (the “Eshelman Loan”). The Eshelman Loan becomes due and payable on the earlier of January 1, 2019 or 91 days after the Second Amended Agreement loan has been paid in full.

The Eshelman Loan bears interest at a fixed rate of 9.00% per annum. Interest accrues daily and is payable on the first day of the following month, in arrears. Principal payments of $166,667 on the Eshelman Loan Agreement begin on October 1, 2014, and continue on a monthly basis thereafter through and including the maturity date, subject to the condition that, to the extent provided in the Subordination and Intercreditor Agreement with Midcap (the “Subordination Agreement”), if then in effect, the Company has $7.5 million of unrestricted cash on hand after giving effect to each such principal payment. The Company may prepay the Eshelman Loan without penalty or premium to the extent permitted under the Subordination Agreement. For the year ended December 31, 2013 $0.3 million of interest expense related to the Eshelman Loan was reflected in the consolidated statements of operations.

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

Under the Eshelman Loan, the Company and its subsidiaries are subject to affirmative covenants substantially consistent to the Second Amended Agreement loan. The Eshelman Loan also has events of default that are substantially consistent to the Second Amended Agreement loan, except for upon occurrence of any event of default, the Company's obligations under the Eshelman Loan will bear interest at a rate equal to the lesser of (a) 3% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default or (b) the maximum rate allowable under law. As of December 31, 2013, the Company was in compliance with its obligations under the Eshelman Loan.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

Current Portion of Long-Term Debt

Per the terms of the Second Amended Agreement, the amounts of principal payments are dependent on the amounts of alogliptin royalties received by the Company, subject to minimum and maximum thresholds. Due to the variable nature of future principal payments, the Company has disclosed within its consolidated balance sheets the maximum amount that could be due within the next twelve months as current portion of long-term debt. In addition, the Eshelman Loan’s repayment timing is dependent upon the indebtedness under the Second Amended Agreement having been paid in full. As such, the current portion of long-term debt for this related party and third party loan are based on the maximum settlement amounts of the Second Amended Agreement loan. In addition, the following maturity tables are also based on the maximum settlement amounts for both the third party and related party loans.

As of December 31, 2012 and 2013, third party long-term debt outstanding was as follows:

	December 31,
	2012	2013
Total debt, third party	$40,000	$42,000
Less current portion of long-term debt, third party	(5,405)	(10,080)

Long-term debt, third party, net	$34,595	$31,920

As of December 31, 2012 and 2013, related party long-term debt outstanding was as follows:

	December 31,
	2012	2013
Total debt, related party	$—	$15,000
Less current portion of long-term debt, related party	—	(500)

Long-term debt, related party, net	$—	$14,500

As of December 31, 2013, maturities of third party debt for each of the next four years were as follows:

2014	$10,080
2015	16,800
2016	15,120
2017	—

$42,000

As of December 31, 2013, maturities of related party debt for each of the next four years were as follows:

2014	$500
2015	2,000
2016	2,000
2017	10,500

$15,000

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

7.    Lease Obligations

The Company is currently obligated under an operating lease and a sublease for two locations relating to office space and associated building expenses. One lease expires in December 2014 while the sublease expires in June 2014, with an optional renewal period for an additional year. As of December 31, 2013, future minimum payments for all lease obligations for the subsequent year were $0.08 million.

Rental expense related to operating leases has been recorded in the consolidated statements of operations in the amounts of $0.2 million for each of the years ended December 31, 2011, 2012 and 2013, respectively.

8.    Share-Based Compensation

The Company has adopted an equity incentive plan, the Furiex Pharmaceuticals, Inc. 2010 Stock Plan, as amended (the “Plan”). The Company is authorized to issue a total of 2,178,641 shares under the Plan. The Plan is intended to provide incentives to employees, directors and consultants through the issuance of common stock-based awards, including restricted stock, stock options, stock appreciation rights and other equity-based awards. The plan is administered by a committee designated by its board of directors.

Equity Compensation Plan – Stock Options

During the years ended December 31, 2011 and 2012, the Company granted 742,234 and 198,000 stock options to employees, directors and consultants, with a weighted-average exercise price of $13.87 and $17.95, respectively. No stock options were granted during the year ended December 31, 2013. All options were granted with an exercise price equal to the fair value of the Company's common stock on the grant date. The fair value of the Company's common stock on the grant date is equal to the most recent NASDAQ closing price of the Company's stock.

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

The weighted-average grant date fair value per share was determined using the Black-Scholes option-pricing method. The weighted-average grant date fair value per share of options granted during the years ended December 31, 2011 and 2012 was $8.67 and $10.84, respectively.

The amount of stock compensation expense related to consultant option grants, classified in selling, general and administrative expenses within the consolidated statements of operations, is marked to market at the end of each financial reporting period using the Black-Scholes option-pricing method and the period-end closing stock price, until such options vest. For the years ended December 31, 2011, 2012 and 2013, amounts reflected in the consolidated statements of operations related to consultant stock compensation expense, including the mark to market adjustment, was $1.1 million, $1.6 million and $2.9 million, respectively. These non-employee grants relate to a consulting agreement executed with the Company’s founding Chairman, Dr. Fred Eshelman. The terms of this consulting agreement provided for a grant of stock options to purchase shares of the Company’s common stock equal to 2.0% of the Company’s common stock outstanding immediately after the completion of the spin-off, and additional stock options for an additional 1.0% on or about the second anniversary of the spin-off.

For the years ended December 31, 2011, 2012 and 2013, share based compensation expense related to stock options for the Company’s employees, directors and consultants under the Plan totaled $4.2 million, $5.5 million and $5.3 million, respectively, and is included in the accompanying consolidated financial statements. For the years ended December 31, 2011, 2012 and 2013, the Company received $0.6 million, $0.6 million and $3.6 million of cash from the exercise of stock options.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

A summary of option activity for the Plan as of December 31, 2011, 2012 and 2013, and changes during the years, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	839	$9.11
Granted	742	13.87
Exercised	(68)	9.11
Forfeited	(1)	9.11

Outstanding at December 31, 2011	1,512	$11.45

Exercisable at December 31, 2011	343	$10.58

Outstanding at January 1, 2012	1,512	$11.45
Granted	198	17.95
Exercised	(66)	9.11
Forfeited	—	—

Outstanding at December 31, 2012	1,644	$12.33

Exercisable at December 31, 2012	842	$11.44

Outstanding at January 1, 2013	1,644	$12.33
Granted	—	—
Exercised	(307)	11.77
Forfeited	(2)	17.80

Outstanding at December 31, 2013	1,335	$12.45	7.2	$39,460

Exercisable at December 31, 2013	1,120	$11.96	7.1	$33,646

Vested or expected to vest at December 31, 2013	1,322	$12.42	7.2	$39,119

  The following table summarizes information about stock options outstanding for the Company as of December 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$9.11	—	13.00	536	6.5	$9.11	536	$9.11
$13.01	—	15.00	628	7.6	13.81	498	13.98
$15.01	—	17.00	2	8.0	16.71	1	16.71
$17.01	—	18.22	169	8.2	17.93	85	18.06

			1,335	7.2	$12.45	1,120	$11.96

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

The aggregate fair value of options granted during the years ended December 31, 2011 and 2012 was $6.4 million and $2.1 million, respectively. The total intrinsic value (the amount by which the market value of the Company’s common stock exceeded the exercise price of the options on the date of exercise) of options exercised during the year ended December 31, 2011, 2012 and 2013 was $0.5 million, $0.8 million, and $9.0 million, respectively.

A summary of the status of unvested options held by the Company’s employees, directors and consultants as of December 31, 2013, and changes during the year then ended, is presented below:

Unvested Options	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2013	802	$8.47
Granted	—	—
Vested	(585)	8.09
Forfeited	(1)	10.87

Unvested at December 31, 2013	216	$9.47

The total fair value of shares vested during the years ended December 31, 2011, 2012 and 2013 was $3.3 million, $5.0 million and $7.2 million, respectively. As of December 31, 2013, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to employees, directors and consultants was approximately $1.9 million, and will be recognized over a weighted-average period of 0.9 years. There was no associated income tax benefit recognized for the years ended December 31, 2011, 2012 or 2013 based on the Company’s valuation allowance that is recorded against its net deferred tax assets.

The following table indicates the assumptions used in estimating fair value of each Plan option granted to employees and directors for the years ended December 31, 2011 and 2012. There were no employee or director option grants during the year ended December 31, 2013.

	2011			2012
Expected term (years)	5.50	—	6.00	5.50	—	6.00
Dividend yield (%)		—			—
Risk-free interest rate (%)	1.10	—	2.18	0.84	—	1.15
Expected volatility (%)	65.09	—	69.97	68.28	—	68.96

The following table indicates the assumptions used in estimating fair value of each Plan option granted to consultants for the years ended December 31, 2011. There were no consultant option grants during the year ended December 31, 2012 and 2013.

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

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

Equity Compensation Plan – Restricted Stock

Beginning in 2013, the Company began issuing restricted stock to employees and directors of the Company. During the year ended December 31, 2013, the Company granted 136,779 restricted stock awards to employees and directors with a weighted-average price of $35.95. The restrictions on these awards lapse after a period of approximately one year in the case of annual director grants, or 50% on each of the first and second anniversary of grant in the case of employees and initial grants to new directors.

The fair value of the restricted stock was estimated using the fair value of the Company's common stock on the grant date and assumed no forfeiture rate based on the level of historical forfeitures associated with the Company’s stock options. The fair value of the Company's common stock on the grant date is equal to the most recent NASDAQ closing price of the Company's stock. The fair value of the restricted stock is being expensed on a straight-line basis over the period during which the restrictions lapse.

The aggregate fair value of restricted stock granted during the year ended December 31, 2013 was $4.9 million. For the year ended December 31, 2013, the Company recognized $1.6 million in share based compensation expense related to restricted stock. As of December 31, 2013, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock granted to employees and directors was approximately $3.3 million, and will be recognized over a weighted-average period of 1.3 years. No shares of restricted stock vested during the year ended December 31, 2013.

A summary of restricted stock activity for the Plan as of December 31, 2013, and changes during the year, is presented below:

	Stock	Weighted-Average Price
Outstanding at January 1, 2013	—	$—
Granted	137	35.95
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2013	137	$35.95

Vested or expected to vest at December 31, 2013	137	$35.95

A summary of the status of unvested restricted stock held by the Company’s employees and directors as of December 31, 2013, and changes during the year then ended, is presented below:

Unvested Restricted Stock	Stock	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2013	—	$—
Granted	137	35.95
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2013	137	$35.95

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

9.    Income Taxes

Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
	2011	2012	2013
Effective tax rate	0%	0%	(1.2)%

Statutory rate of 35%	$(17,138)	$(14,998)	$(10,264)
State taxes, net of federal benefit	(284)	(121)	(13)
Permanent and other differences	371	377	(100)
Change in valuation allowance	17,065	13,934	10,496
Adjustment to deferred state tax rate	—	822	229

Provision for income taxes	$14	$14	$348

Components of the current deferred tax assets (liabilities) were as follows:

	December 31,
	2012	2013
Accrued expenses	$360	$382
Valuation allowance	(360)	(382)

Total current deferred tax asset (liability)	$—	$—

Components of the long-term deferred tax assets (liabilities) were as follows:

	December 31,
	2012	2013
Depreciation and amortization	$2,283	$2,259
Shared based compensation	2,567	4,261
Future benefit of carry forward losses	42,688	51,470
Valuation allowance	(47,758)	(58,232)

Total long-term deferred tax asset (liability)	$(220)	$(242)

For the years ended December 31, 2011, 2012 and 2013, the Company recorded an insignificant amount of income tax expense related to the adjustment of a deferred tax liability associated with historical goodwill, which is amortized and deductible for tax purposes, but is an indefinite-lived intangible asset for financial reporting purposes. The tax effect of the tax amortization of this item is reflected in the statements of operations for the years ended December 31, 2011, 2012 and 2013. As the associated deferred tax liability associated with historical goodwill relates to an indefinite-lived intangible, the Company does not consider this item in computing the valuation allowance related to the Company's net deferred tax assets. As of December 31, 2012 and 2013, the deferred tax liability associated with this intangible asset, reflected in other long-term liabilities within the consolidated balance sheets, was approximately $0.2 million, respectively. In addition, for the year ended December 31, 2013, the Company recognized $0.3 million of state income tax expense related to one of its consolidated subsidiaries that has rights to Priligy. Due to the historical losses from the Company's operations, a full valuation allowance on deferred tax assets has been recorded.

The Company has determined that any uncertain tax positions for the tax years open for examination would have no material impact on the consolidated financial statements of the Company. The Company has federal operating loss carry forwards of approximately $149.2 million that will begin to expire in 2030. Of the total federal carry forwards, approximately $6.7 million relates to stock compensation tax deductions that will be tax-effected and the related benefit reflected in additional paid-in capital, when realized. The Company also has state operating loss carry forwards of approximately $43.1 million that will begin to expire in 2030. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on the Company’s ability to utilize its NOL carryforwards created during the tax periods prior to the change in ownership. The Company has determined that ownership changes have occurred and as a result, a portion of the Company’s NOL carryforwards might be limited.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

10.    Employee Savings Plan

Company employees are eligible to participate in the Furiex 401(k) Retirement Savings Plan. The Company’s plan matches 100% of an employee’s savings up to 4% of the employee’s deferral, and those contributions vest immediately. The Company’s contributions to the plan, net of forfeitures, were $0.14 million, $0.15 million and $0.15 million for the years ended December 31, 2011, 2012 and 2013, respectively.

11.    Commitments and Contingencies

The Company is involved in compound development and commercialization collaborations. As of December 31, 2013, the Company's four main collaborations were with Janssen Pharmaceutica, NV, or Janssen (an affiliate of Johnson & Johnson), related to JNJ-Q2 and eluxadoline (historically referred to by the Company as MuDelta) and the product Priligy (dapoxetine), and Alza Corporation, or Alza, related to the product Priligy. The Company also has out-license agreements with Berlin-Chemie AG (Menarini Group), or Menarini, related to the product Priligy and Takeda Pharmaceuticals Company Limited, or Takeda, related to the trelagliptin compound, Nesina (alogliptin), and alogliptin-related combination products. The Company has no on-going commitments under the out-license agreements.

As of December 31, 2013, the Company had two collaborations that involve potential future expenditures. The first is its collaboration with Alza and Janssen for Priligy.

On May 14, 2012, the Company and its wholly-owned subsidiary Genupro, Inc. (“Genupro”) entered into a license and asset transfer agreement with Alza and Janssen, whereby Alza and Janssen transferred to the Company worldwide rights for Priligy. To facilitate a uniform transition, Janssen agreed to continue to manufacture and manage certain clinical and regulatory activities with respect to Priligy for a pre-defined period after the closing date of the agreement. This transaction became effective on July 30, 2012. Under the terms of this transaction, the Company was obligated to pay Janssen for transition services provided to the Company in the amount of $15.0 million, with $7.5 million paid within 45 days of closing, and $3.75 million due within 10 business days of the beginning of each of the following two calendar quarters. As of December 31, 2013, no amounts remained due to Janssen for these transition services. In addition, the Company is obligated to pay Janssen up to $19.0 million in potential on-going clinical study costs and up to $1.0 million for reasonable out-of-pocket expenses over the transition period. The Company must also pay Janssen fees related to Priligy sales and distribution activities that Janssen will perform for the Company during the transition period pursuant to a sales services agreement. Priligy will continue to be made available to patients under the sales service agreement until the marketing authorizations are transferred, at which time commercialization of the product will transition to the Company or its licensee. The term of the license and asset transfer agreement will expire on the latest of the completion of the transition of the product rights to the Company, the expiration of its last payment obligation to Janssen, or the expiration of the last-to-expire ancillary agreement.

The Company's collaboration with Alza and Janssen for Priligy, as described above, is associated with an out-license agreement under which the Company has received, and is eligible to receive, additional payments. On May 14, 2012, Genupro entered into a license agreement with Menarini by which the Company licensed to Menarini exclusive rights to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. This transaction became effective on July 30, 2012. The Company retained full development and commercialization rights in the U.S., Japan and Canada. Menarini will assume responsibility for commercialization activities in the licensed territories and will fund the on-going clinical studies being performed by Janssen. Under the license agreement with Menarini, the Company received a $15.0 million upfront payment and $10.0 million of regulatory milestone payments during the third quarter of 2012. During the third quarter of 2012, the Company recognized milestone revenue of $10.0 million related to this agreement for regulatory submissions. The $15.0 million upfront payment received during the third quarter of 2012 was not recorded as milestone revenue based on agent and principal considerations, as discussed below. During 2013, the Company recognized milestone revenue of $10.0 million related to this agreement for the commercial launch of Priligy in France and the United Kingdom. In addition, under this agreement, the Company is eligible to receive up to $19.0 million in pass-through payments to fund potential on-going clinical study costs being performed by Janssen and up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms. The term of the license agreement (and the period during which Menarini must pay the Company royalties in a particular country for a particular product) will end, on a country-by-country basis, upon the latest of (i) the expiration of a valid relevant patent claim in that country, (ii) the expiration of marketing and data exclusivity in that country, or (iii) a third party’s market entry of an approved product in that country containing dapoxetine for use, on an as needed basis, for premature ejaculation.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

In connection with the license and asset transfer agreement with Alza and Janssen, and the license agreement with Menarini, the Company assessed the indicators associated with agent and principal considerations for each transaction. Based on the terms of the underlying agreements, the nature of the related cash payments and receipts (regarding the $15.0 million up-front and transition service payments, the up to $19.0 million to fund potential on-going clinical study costs and the fees related to Priligy sales and distribution activities performed by Janssen), and the determination that the Company is not the primary obligor for the underlying activities that are associated with these payments, the Company has recorded these amounts on a net basis within the consolidated statements of operations. For the quarter ended December 31, 2013, the Company owed amounts to Janssen, and correspondingly received equal payments from Menarini, totaling $0.2 million related to on-going clinical studies for Priligy. The Company has also considered the contractual right-of-offset related to these payments, for which the Company is effectively an intermediary, and has recorded these amounts on a gross basis within the consolidated balance sheets. As of December 31, 2013, approximately $0.2 million is reflected in accrued expenses related to the on-going Priligy clinical study costs being performed by Janssen.

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

The second collaboration involving future expenditures is associated with the two compounds in-licensed from Janssen: JNJ-Q2 and eluxadoline. The Company has full exclusive license rights to develop and commercialize JNJ-Q2 and eluxadoline under its existing development and license agreements with Janssen.

The Company plans to continue evaluating other partnering and funding opportunities for both the JNJ-Q2 and eluxadoline compounds. The Company may be obligated to pay Janssen up to $50.0 million in regulatory milestone payments for the JNJ-Q2 compound, up to $45.0 million in regulatory milestone payments for the eluxadoline compound, and, if approved for marketing, for both the JNJ-Q2 and eluxadoline compounds, individually, up to $75.0 million in sales-based milestone payments and sales-based royalties increasing from the mid- to upper-single digit percentages as sales volume increases. Royalties would be paid for a period of ten years after the first commercial sale or, if later, the expiration of the last valid patent claim or the expiration of patent exclusivity.

The Company currently maintains insurance for risks associated with the operation of its business. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability and product liability. The Company might be a party to various claims and legal proceedings in the normal course of business. As of December 31, 2013, there are no outstanding claims or legal proceedings that management believes will have a material effect upon the Company’s financial condition, results of operations or cash flows.

12.    Fair Value Measurements

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying such assumptions, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is applied as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) significant unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. There were no transfers between such levels for the ended December 31, 2012 or 2013.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2012 and December 31, 2013:

	December 31, 2012
		Fair Value Measurements Using
	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents - money market mutual funds	$23,727	$23,727	$—	$—
Investments - money market mutual funds	7,500	7,500	—	—

Liabilities:	$—	$—	$—	$—

	December 31, 2013
		Fair Value Measurements Using
	Total Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents - money market mutual funds	$16,563	$16,563	$—	$—

Liabilities:	$—	$—	$—	$—

The Company's money market mutual funds are valued using readily available market prices.

The carrying amounts reflected in the Company's consolidated balance sheets for cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of long-term and related party debt at December 31, 2013 approximates its fair value as there have been no significant changes in interest rates or the creditworthiness of the Company since the debt was incurred in September 2013.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(dollars and shares in tables in thousands)

13.    Segment Information

The Company’s business consists solely of compound development and collaboration activities. Accordingly, the Company operates in one reportable business segment.

14.    Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth	Total
2012
Total revenue (a)	$2,645	$13,075	$15,577	$9,211	$40,508
Operating loss	(9,477)	(20,489)	(2,452)	(7,926)	(40,344)
Net loss	(9,758)	(20,769)	(3,286)	(9,052)	(42,865)
Net loss per basic and diluted share	$(0.98)	$(2.09)	$(0.33)	$(0.90)	$(4.29)

2013
Total revenue (b)	$39,325	$2,990	$15,550	$13,134	$70,999
Operating income (loss)	10,067	(22,315)	(7,550)	(4,638)	(24,438)
Net income (loss)	8,966	(23,453)	(8,683)	(6,500)	(29,673)
Net income (loss) per basic share	$0.89	$(2.32)	$(0.85)	$(0.63)	$(2.92)
Net income (loss) per diluted share	$0.82	$(2.32)	$(0.85)	$(0.63)	$(2.92)

(a)

The second quarter of 2012 includes a $10.0 million regulatory milestone related to the acceptance of the submission of a Marketing Authorization Application by the European Medicines Agency for alogliptin in May 2012. The third quarter of 2012 includes a $10.0 million launch-based milestone related to the Priligy license agreement with Menarini.

(b)

The first quarter of 2013 includes a $25.0 million regulatory milestone from Takeda with respect to the FDA approval of three new alogliptin-related products in January 2013 and a $5.0 million milestone from Menarini upon the launch of Priligy in France in March 2013. The third quarter of 2013 includes a $10.0 million milestone from Takeda upon the European Marketing Authorization of alogliptin and related products in September 2013. The fourth quarter of 2013 includes a $5.0 million milestone from Menarini upon the launch of Priligy in the United Kingdom in October 2013.

Total net loss per basic and diluted share for 2012 differs from the sum of quarterly amounts due to rounding. Total operating income (loss), net income (loss) and net income (loss) per basic and diluted share for 2013 differs from the sum of quarterly amounts due to rounding.

15.    Subsequent Events

On February 4, 2014 the Company announced top-line results indicating the company's two pivotal Phase III clinical trials evaluating the efficacy and safety of eluxadoline in the treatment of diarrhea-predominant irritable bowel syndrome met both the U.S. Food and Drug Administration and the European Medicines Agency formally agreed-upon primary endpoints of composite response based on simultaneous improvements in stool consistency and abdominal pain.