Form 10-Q
period 2014-03-31
Furiex Pharmaceuticals, Inc.
filed 2014-05-09
CIK 1484478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,805,611 shares of common stock, par value $0.001 per share, as of April 30, 2014.

Part I. FINANCIAL INFORMATION

Item  1.     Financial Statements

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2014
Revenue:
Milestones	$30,000	$—
Royalties	9,325	6,422
Total revenue	39,325	6,422
Research and development expenses	25,363	14,279
Selling, general and administrative expenses	3,873	3,554
Depreciation and amortization	22	8
Total operating expenses	29,258	17,841
Operating income (loss)	10,067	(11,419)
Interest expense	1,100	1,627
Other income, net	90	1
Income (loss) before provision for income taxes	9,057	(13,045)
Less provision for income taxes	91	6

Net income (loss)	$8,966	$(13,051)

Net income (loss) per basic share	$0.89	$(1.25)

Net income (loss) per diluted share	$0.82	$(1.25)

Weighted-average shares used to compute net income (loss) per basic share	10,036	10,442
Dilutive effect of stock options	838	—
Weighted-average shares used to compute net income (loss) per diluted share	10,874	10,442

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	December 31, 2013	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$29,153	$22,902
Accounts receivable, net	8,178	6,422
Prepaid expenses	415	251
Total current assets	37,746	29,575
Property and equipment, net	87	79
Deferred financing costs, net	1,493	1,347
Goodwill	49,116	49,116
Total assets	$88,442	$80,117

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,072	$7,139
Accrued expenses	5,302	4,550
Current portion of long-term debt, third party	10,080	14,280
Current portion of long-term debt, related party	500	1,000
Total current liabilities	22,954	26,969
Long-term debt, third party, net	31,920	27,720
Long-term debt, related party, net	14,500	14,000
Other long-term liabilities	627	726
Total liabilities	70,001	69,415
Commitments and contingencies (Note 4)
Common stock, $0.001 par value, 40,000,000 shares authorized; 10,459,233 and 10,805,611 shares issued and outstanding, respectively	10	11
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Paid-in capital	175,094	180,405
Accumulated deficit	(156,663)	(169,714)
Total shareholders’ equity	18,441	10,702
Total liabilities and shareholders’ equity	$88,442	$80,117

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

(in thousands)

	Common Stock
	Shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance at December 31, 2013	10,459	$10	$175,094	$(156,663)	$18,441
Exercise of common stock options	250	1	2,914	—	2,915
Issuance of restricted stock, net of forfeitures	97	—	—	—	—
Share based compensation expense	—	—	2,397	—	2,397
Net loss	—	—	—	(13,051)	(13,051)
Balance at March 31, 2014	10,806	$11	$180,405	$(169,714)	$10,702

The accompanying notes are an integral part of these consolidated financial statements.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net income (loss)	$8,966	$(13,051)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	22	8
Amortization of deferred financing costs	38	146
Share based compensation expense	2,463	2,397
Changes in operating assets and liabilities:
Accounts receivable, net	(3,369)	1,756
Prepaid expenses	82	164
Accounts payable	(505)	67
Accrued expenses	1,777	(752)
Other long-term liabilities	68	99
Net cash provided by (used in) operating activities	9,542	(9,166)
Cash flows from investing activities:
Purchases of property and equipment	(2)	—
Net cash used in investing activities	(2)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	1,163	2,915
Net cash provided by financing activities	1,163	2,915
Net increase (decrease) in cash and cash equivalents	10,703	(6,251)
Cash and cash equivalents, beginning of the period	25,718	29,153
Cash and cash equivalents, end of the period	$36,421	$22,902

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,000	$1,535

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

The significant accounting policies followed by the Company in this Quarterly Report on Form 10-Q are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated financial statements in accordance with the Securities and Exchange Commission's Rule 10-01 of Regulation S-X and, in management's opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In addition, the Company did not include the excess tax benefit that would be created upon the assumed exercises of certain share-based payment awards in the calculation of diluted income per share for the three-month period ended March 31, 2013, based upon its assessment of whether it is more likely than not that some or all of the excess tax benefits computed in the current reporting period will be realized. The calculation of net loss per diluted share for the three-month period ended March 31, 2014 is the same as net loss per basic share because the inclusion of any potentially dilutive securities would be anti-dilutive. Potentially dilutive securities totaling approximately 1,293,000 for the three-month period ended March 31, 2014 were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

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

Concentration of Credit Risk

The Company's collaborators, which are its current sources of revenue, are primarily pharmaceutical companies. A concentration of credit risk with respect to revenue exists due to the small number of collaborators. Three collaborators accounted for all of the Company's revenue for the three-month periods ended March 31, 2013 and 2014. The first collaborator accounted for $33.8 million and $5.7 million of total revenue for the three-month periods ended March 31, 2013 and 2014, respectively. The second collaborator accounted for $0.2 million and $0.1 million of total revenue for the three-month periods ended March 31, 2013 and 2014, respectively. The third collaborator accounted for $5.4 million and $0.6 million of total revenue for the three-month periods ended March 31, 2013 and 2014, respectively.

The December 31, 2013 and March 31, 2014 balance of accounts receivable relates to royalty receivables related to Nesina and its combination products and Priligy based on net product sales and activities by the Company's collaborators. The first, second and third collaborator accounted for $7.5 million, $0.1 million and $0.6 million, respectively, of the accounts receivable balance as of December 31, 2013. The first, second and third collaborator accounted for $5.7 million, $0.1 million and $0.6 million, respectively, of the accounts receivable balance as of March 31, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts and money market funds that hold short-term U.S. Treasury securities that are not subject to withdrawal restrictions or penalties. The Company considers all cash on deposit and money market accounts with original maturities of three months or less at time of purchase to be cash and cash equivalents.

Under the Second Amended and Restated Loan and Security Agreement with Midcap Funding III, LLC, Midcap Funding V, LLC and Silicon Valley Bank, the Company is required to maintain its primary deposit and investment accounts with Silicon Valley Bank, consisting of at least 50% of the Company's total cash and cash equivalents balance. As of March 31, 2014, the Company was in compliance with its obligations under the Second Amended Agreement.

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying such assumptions, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is applied as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) significant unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. There were no transfers between such levels for the year ended December 31, 2013 or the three-month period ended March 31, 2014.

The Company's cash and cash equivalents represent cash accounts and money market funds that invest in short-term U.S. Treasury securities with insignificant rates of return, are considered Level 1 investments and valued using readily available market prices. The carrying amounts reflected in the Company's consolidated balance sheets for cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

2. Goodwill

The Company reviews goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate that the carrying amount of goodwill might not be recoverable. There were no additions to goodwill for the year ended December 31, 2013 or the three-month period ended March 31, 2014.

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

There are no accumulated impairment losses related to the Company’s recorded goodwill balance as of December 31, 2013 or March 31, 2014.

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

During the three-month periods ended March 31, 2013 and 2014, there were no common stock options granted to employees, directors or consultants under the Plan. All options are granted with an exercise price equal to the fair value of the Company's common stock on the grant date. The fair value of the Company's common stock on the grant date is equal to the most recent NASDAQ closing price of the Company's stock. The weighted-average grant date fair value per share is determined using the Black-Scholes option-pricing method. Expected option lives are based on the simplified method and volatilities used in fair valuation calculations are based on a benchmark of peer companies with similar expected lives.

The amount of stock compensation expense related to consultant option grants, classified in selling, general and administrative expenses within the consolidated statements of operations, is marked to market at the end of each financial reporting period using the Black-Scholes option-pricing method and the period-end closing stock price, until such options vest. For the three-month periods ended March 31, 2013 and 2014, amounts reflected in the consolidated statements of operations related to consultant stock compensation expense, including the mark-to-market adjustment, were $1.5 million and $1.0 million, respectively. These non-employee grants relate to a consulting agreement executed with the Company’s founding Chairman, Dr. Fred Eshelman. The terms of this consulting agreement provided for a grant of stock options to purchase shares of the Company’s common stock equal to 2.0% of the Company’s common stock outstanding immediately after the completion of the spin-off, and additional stock options for an additional 1.0% on or about the second anniversary of the spin-off.

As of March 31, 2014, the Company had options outstanding to purchase an aggregate of approximately 1,060,000 shares of its common stock.

During the three-month period ended March 31, 2013, the Company did not grant any restricted stock awards. During the three-month period ended March 31, 2014 the Company granted 112,770 restricted stock awards to employees and directors. The restrictions on these awards lapse after a period of approximately one year in the case of annual director grants, or 50% on each of the first and second anniversary of grant in the case of employees. Each share of the Company’s restricted stock will become fully vested and all restrictions will lapse at the effective time of the merger, as described in Note 5.

Share-based compensation expense recognized for Company employees, directors and consultants under the Plan included in the statements of operations for the three-month periods ended March 31, 2013 and 2014 was approximately $2.5 million and $2.4 million, respectively.

4. Commitments and Contingencies

The Company is involved in compound development and commercialization collaborations. As of March 31, 2014, the Company's four main collaborations were with Janssen Pharmaceutica, NV, or Janssen (an affiliate of Johnson & Johnson), related to JNJ-Q2 and eluxadoline (historically referred to by the Company as MuDelta) and the product Priligy (dapoxetine), and Alza Corporation, or Alza, related to the product Priligy. The Company also has out-license agreements with Berlin-Chemie AG (Menarini Group), or Menarini, related to the product Priligy and Takeda Pharmaceuticals Company Limited, or Takeda, related to the trelagliptin compound, Nesina (alogliptin), and alogliptin-related combination products. The Company has no on-going commitments under the out-license agreements.

As of March 31, 2014, the Company had two collaborations that involve potential future expenditures. The first is its collaboration with Alza and Janssen for Priligy.

FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On May 14, 2012, the Company and its wholly-owned subsidiary Genupro, LLC (“Genupro”) entered into a license and asset transfer agreement with Alza and Janssen, whereby Alza and Janssen transferred to the Company worldwide rights for Priligy. To facilitate a uniform transition, Janssen agreed to continue to manufacture and manage certain clinical and regulatory activities with respect to Priligy for a pre-defined period after the closing date of the agreement. This transaction became effective on July 30, 2012. The Company must pay Janssen fees related to Priligy sales and distribution activities that Janssen will perform for the Company during the transition period pursuant to a sales services agreement. Priligy will continue to be made available to patients under the sales service agreement until the marketing authorizations are transferred, at which time commercialization of the product will transition to the Company or its licensee. The term of the license and asset transfer agreement will expire on the latest of the completion of the transition of the product rights to the Company, the expiration of its last payment obligation to Janssen, or the expiration of the last-to-expire ancillary agreement.

The Company's collaboration with Alza and Janssen for Priligy, as described above, is associated with an out-license agreement under which the Company is eligible to receive additional payments. On May 14, 2012, Genupro entered into a license agreement with Menarini by which the Company licensed to Menarini exclusive rights to commercialize Priligy in Europe, most of Asia, Africa, Latin America and the Middle East. This transaction became effective on July 30, 2012. The Company retained full development and commercialization rights in the U.S., Japan and Canada. Menarini will assume responsibility for commercialization activities in the licensed territories.

Under this agreement, the Company is eligible to receive up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms. The term of the license agreement (and the period during which Menarini must pay the Company royalties in a particular country for a particular product) will end, on a country-by-country basis, upon the latest of (i) the expiration of a valid relevant patent claim in that country, (ii) the expiration of marketing and data exclusivity in that country, or (iii) a third party’s market entry of an approved product in that country containing dapoxetine for use, on an as needed basis, for premature ejaculation.

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

In the normal course of business, the Company might be a party to various claims and legal proceedings. In connection with the merger described in Note 5, putative shareholder class actions have been filed against the Company. The Company records a reserve for pending and threatened litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of pending and threatened litigation is currently not determinable and litigation costs can be material, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows.

 FURIEX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Subsequent Events

On April 27, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Forest Laboratories, Inc., a Delaware corporation (“Parent”), and Royal Empress, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Subsidiary”). The Merger Agreement provides for the merger of Merger Subsidiary with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Subsidiary have obtained the consent of Actavis plc pursuant to that certain Agreement and Plan of Merger, dated as of February 17, 2014, by and among Actavis plc, Parent and the other parties thereto.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock (other than (i) shares held by the Company, Parent, Merger Subsidiary, or any wholly owned subsidiary of Parent or of the Company, which will be cancelled without payment, and (ii) shares owned by stockholders who have perfected and not withdrawn a demand for, or lost their right to, appraisal with respect to such shares) will be converted into the right to receive $95.00 in cash, without interest, less any applicable withholding taxes, plus one contractual contingent value right (“CVR”), which represents the right to receive a contingent payment of up to $30.00 in cash per CVR, without interest, less any applicable withholding taxes, upon the occurrence of specified events.

In connection with the termination of the Merger Agreement under specified circumstances, including with respect to the Company’s entry into an agreement with respect to a superior proposal and the board of directors of the Company changing its recommendation that stockholders vote in favor of the Merger Agreement, the Company is required to pay to Parent a termination fee equal to $41.0 million. In addition, in the event that the Merger Agreement is terminated under specified circumstances during the pendency of a publicly disclosed third-party proposal to acquire the Company, the Company is required to reimburse Parent for Parent’s fees and expenses incurred in connection with the Merger Agreement up to an aggregate amount of $3.0 million, and, if the Company enters into an agreement for a third party to acquire the Company within 12 months of such termination, to pay to Parent the balance of the $41.0 million termination fee less any such reimbursed expenses.

The Company has been notified of putative shareholder class action lawsuits by persons alleging to be shareholders of the Company, individually and on behalf of all others similarly situated, against the Company and each of the directors of the Company, seeking damages in unspecified amounts and injunctive relief. These lawsuits are alleging that the directors breached their fiduciary duties in entering into the Merger Agreement.

Additional similar lawsuits might arise. The Company and its board of directors believe these lawsuits are without merit and intend to vigorously defend them.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q includes forward-looking statements. All statements other than statements of historical facts are forward-looking statements, including any projections of milestones, royalties or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning research and development, clinical development timelines, regulatory approvals, commercialization and marketing, proposed new compounds, or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes”, “might”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential” or “continue”, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Form 10-Q are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

About Furiex Pharmaceuticals

We are a drug development company that collaborates with pharmaceutical and biotechnology companies to increase the value of their drug candidates by applying an accelerated approach to drug development, which we believe expedites research and development decision-making and can shorten drug development timelines. We share the risk with our collaborators by conducting and financing drug development programs, and in exchange, we share the potential rewards, receiving milestone and royalty payments for successful out-licensed drug candidates. This business model has generated a diversified product portfolio and pipeline with multiple therapeutic candidates, including one Phase III-ready asset, one compound in Phase III development, one compound which is with a partner pending regulatory approval in Japan, and four products on the market.

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

Our Portfolio

We have exclusive license rights to eluxadoline (MuDelta), which is in Phase III development, and to JNJ-Q2, which is Phase III-ready. We also have rights with respect to trelagliptin (SYR-472), which is with a partner pending regulatory approval in Japan, and to four products that are out-licensed and commercialized by collaborators, for which we are eligible to receive worldwide sales-based royalty and sales-based milestone payments. The commercialized products in the alogliptin family (i.e., Nesina and its fixed dose combination products) are currently marketed in Japan, the United States and certain countries in the EU and Asia, and Priligy is currently marketed outside of the United States, we have no further development obligations for any of these products or trelagliptin.

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

Our Phase III program consisted of two randomized, double-blind, placebo controlled pivotal studies (studies 3001 and 3002), which have been designed to evaluate the efficacy and safety of eluxadoline in patients with IBS-d. The studies completed enrollment in July 2013, and randomized a total of 2,428 subjects; each study had three treatment arms: placebo, 75 mg twice a day and 100 mg twice a day. Both trials have the same overall design and efficacy endpoints capturing both the 12-week FDA endpoint as well as the 26-week European Medicines Agency (EMA) efficacy endpoints. These endpoints have been formally agreed with the FDA and EMA and are aligned respectively with the 2012 FDA guidance and the 2013 EMA draft guidance for clinical trial evaluation of new medicines for irritable bowel syndrome. Efficacy analyses were completed for both studies in late January 2014, but study 3001 is ongoing for the purpose of monitoring safety for a total of 52 weeks. Study 3001 is expected to complete safety monitoring in July 2014.

On February 4, 2014, we announced top-line results indicating that the two pivotal Phase III clinical trials (studies 3001 and 3002) evaluating the efficacy and safety of eluxadoline in the treatment of diarrhea-predominant irritable bowel syndrome met both the FDA and the EMA formally agreed-upon primary endpoints of composite response based on simultaneous improvements in stool consistency and abdominal pain. The primary efficacy endpoint was a composite response evaluated over the initial 12 weeks of double-blind treatment for FDA evaluation, and over 26 weeks of double-blind treatment for EMA evaluation. Response rates were compared based on patients who met the daily composite response criteria (improvement in pain and stool consistency) for at least 50% of the days from weeks 1 to 12 and weeks 1 to 26. A patient must have met both of the following criteria on any given day to be a daily responder:

●	Daily stool consistency response: Bristol stool score <5, or the absence of a bowel movement; and
●	Daily pain response: worst abdominal pain scores in the past 24 hours improved by ≥30% compared to baseline (average of week prior to randomization).

Primary Analysis Study 3002 (intention-to-treat analysis):

Patients receiving eluxadoline demonstrated statistically significantly higher responder rates for the following composite primary endpoints:

●	For the FDA composite endpoint (response over weeks 1-12), the responder rates were 29.6% for eluxadoline 100 mg, 28.9% for eluxadoline 75 mg and 16.2% for placebo ( p <0.001 both doses); and

●	For the EMA composite endpoint (response over weeks 1-26), the responder rates were 32.7% for 100 mg, 30.4% for 75 mg and 20.2% for placebo ( p < 0.001 both doses).

1 United States Adopted Names Council (USAN) adopted, International Nonproprietary Names (INN) approval pending.

Primary Analysis Study 3001 (intention-to-treat analysis):

Patients receiving eluxadoline demonstrated statistically significantly higher response rates for the following primary composite endpoints:

●	For the FDA composite endpoint (response over weeks 1-12), the responder rates were 25.1% for eluxadoline 100 mg (p =0.004), 23.9% for eluxadoline 75 mg (p =0.014) and 17.1% for placebo; and

●	For the EMA composite endpoint (response over weeks 1-26), the responder rates were 29.3% for 100 mg (p <0.001), 23.4% for 75 mg (p =0.112) and 19.0% for placebo.

Pooled Phase III Efficacy Analysis: Data pooled from studies 3001 and 3002 for the composite primary endpoints from the two studies demonstrated a differential effect between active and placebo. For the FDA endpoint, the differential effects were 9.5% and 10.3% for 75 and 100 mg respectively. Similarly, for the EMA 26 week endpoint, the differential effects were 7.2% and 11.5% for the 75 and 100 mg respectively. All p values were <0.001.

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

We have completed a series of Phase I ADME (absorption, distribution, metabolism, elimination) studies for eluxadoline. Based on these results, we do not anticipate any significant changes in the target product profile. We have also completed a QT study, which evaluated the effect of eluxadoline on cardiac electrical conduction, and obtained a favorable result of no increase in the QT interval at the doses tested. We completed a study in hepatically impaired patients which showed increased levels in this population, and may result in labeling cautions around use of eluxadoline in severe hepatic impairment. We have recently completed a nasal insufflation abuse liability study in opiate users that was requested by the FDA, and which was presented at The American College of Neuropsychopharmacology meeting in December 2013. Top-line results showed that: (1) eluxadoline was not liked any more than placebo and was liked significantly less than oxycodone (the positive control); and (2) eluxadoline was significantly disliked compared with both oxycodone and placebo. We also completed an oral abuse study for eluxadoline. Top-line study results indicate that as with the prior nasal study, there is low potential for abuse liability via the oral route.

We believe that the program is on track for New Drug Application submission by the end of the third quarter of 2014.

Recent events:

An abstract with Phase III trial results for eluxadoline was accepted for a late breaker presentation at the Digestive Diseases Week scientific meeting. The presentation, entitled “Eluxadoline for the Treatment of Diarrhea-Predominant Irritable Bowel Syndrome: Results of 2 Randomized, Double-blind, Placebo-Controlled Phase III Clinical Trials of Efficacy and Safety” was given by Dr. Anthony Lembo, Associate Professor, Harvard Medical School (Beth Israel Deaconess Medical Center) on May 6, 2014.

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

We have forecasted minimal expenditures for this compound in 2014.

Marketed Products

Nesina® (alogliptin) for Type-2 diabetes

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

Nesina has been marketed in Japan since 2010, in the United States since mid-2013 and in certain countries in Europe (Vipidia™) since early 2014. It is also being marketed as a fixed-dose combination with Actos® in Japan (Liovel®), the United States (Oseni®) and certain countries in Europe (Incresync™), and as a fixed dose combination with metformin in the United States (Kazano®) and certain countries in Europe (Vipdomet™). Oseni is the only marketed fixed-dose combination of a DPP4-inhibitor and a thiazolidinedione (i.e., Actos). Alogliptin monotherapy is also approved and marketed in the People’s Republic of China and Australia.

Takeda completed two large randomized clinical studies in 2013, which provide rigorous data supporting the long-term safety and efficacy of alogliptin. Results from the ENDURE study, which were presented at the 2013 Scientific Sessions of the American Diabetes Association (Del Prato, S. et al. 2013), demonstrated that alogliptin (25 mg) in addition to metformin offered superior durability of glycemic control at two years with notably fewer hypoglycemic episodes and no negative impact on weight compared to a sulphonylurea (glipizide).  Furthermore, when given in combination with metformin, significantly more patients treated with alogliptin achieve target hemoglobin A1C of ≤ 7% versus with glipizide in combination with metformin. Also, in 2013, Takeda published the results of the EXAMINE study in the New England Journal of Medicine (N Engl J Med 2013; 369:1327-1335). The EXAMINE study, which compared alogliptin to standard of care, is the first cardiovascular outcomes study of patients with Type-2 diabetes who are at high-risk for major adverse cardiac events (MACE) due to a recent history of acute coronary syndrome. These data demonstrate that alogliptin does not increase cardiovascular risk in Type-2 diabetes patients at high-risk for MACE compared with placebo, when added to usual therapy. The trial met its primary objective of demonstrating non-inferiority of cardiovascular risk based on a primary composite endpoint of cardiovascular death, nonfatal myocardial infarction and nonfatal stroke. Rates of hypoglycemia, malignancy, pancreatitis, serum aminotransferase elevations and of serious adverse events were similar for the alogliptin and placebo groups.

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

Recent events:

On March 29, 2014, Takeda presented sub-analyses from the global EXAMINE study in a poster session at the American College of Cardiology’s scientific meetings in Washington, DC. These sub-analyses specifically demonstrated no effect on rates of cardiovascular mortality, no increase in sudden cardiac death and similar rates of hospitalization with heart failure. Furthermore, alogliptin neither induced new onset heart failure nor worsened heart failure outcomes in patients with a history of heart failure.

Alogliptin has recently been launched in South Korea, Mexico and Austria.

Priligy® (dapoxetine) for premature ejaculation

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

As of December 2013, we have received the $20.0 million in launch and regulatory milestones we were eligible to receive under our license agreement with Menarini. We remain eligible for up to $40.0 million in sales-based milestones, plus tiered royalties ranging from the mid-teens to mid-twenties in percentage terms.

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

Takeda has completed Phase III studies in Japan for treatment of Type-2 diabetes. In early March 2014, Takeda announced that it had submitted an NDA to the Japanese Ministry of Health, Labour and Welfare for trelagliptin succinate for the treatment for Type-2 diabetes. If trelagliptin is approved, we would be eligible to receive sales-based royalty payments and sales-based milestone payments based on global product sales at the same rates as for Nesina, as described above.

Overview

Our business to date has consisted solely of compound development and collaborative activities. Accordingly, we operate in one reportable business segment. Our revenues consist primarily of milestone and royalty payments from collaborators. For the three-month period ended March 31, 2013, our total revenue of $39.3 million consisted of a $25.0 million regulatory milestone from Takeda related to Nesina, a $5.0 million launch-based milestone payment from Menarini related to Priligy and $9.3 million of royalty revenue from the sale of Nesina and related combination products, as well as Priligy, by our collaborators. For the three-month period ended March 31, 2014, our total revenue of $6.4 million consisted of royalty revenue from the sale of Nesina and related combination products, as well as Priligy.

We incurred research and development expenses of $25.4 million and $14.3 million for the three-month periods ended March 31, 2013 and 2014, respectively. Our current research and development expenses are primarily related to the continued development of eluxadoline. We expense all research and development costs for our compounds and external collaborations as incurred.

For the three-month period ended March 31, 2013 we reported net income of $9.0 million. For the three-month period ended March 31, 2014 we reported a net loss of $13.1 million. Although we generated net income in the prior year first quarter, we have historically generated losses and there can be no assurances that we will generate income in future periods. We expect to continue to incur net losses unless revenues from all sources reach a level sufficient to support our on-going operations.

Our business is subject to various risks and uncertainties. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for information on these risks and uncertainties.

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

Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2014

The following table sets forth amounts from our consolidated financial statements for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2014.

	Three Months Ended March 31,
(in thousands)	2013	2014
Revenue:
Milestones	$30,000	$—
Royalties	9,325	6,422
Total revenue	39,325	6,422
Research and development expenses	25,363	14,279
Selling, general and administrative expenses	3,873	3,554
Depreciation and amortization	22	8
Total operating expenses	29,258	17,841
Operating income (loss)	10,067	(11,419)
Interest expense	1,100	1,627
Other income, net	90	1
Income (loss) before provision for income taxes	9,057	(13,045)
Less provision for income taxes	91	6

Net income (loss)	$8,966	$(13,051)

Revenue. Total revenue decreased $32.9 million to $6.4 million in the first quarter of 2014 from the first quarter of 2013. This decrease was due to a $25.0 million regulatory milestone from Takeda with respect to the FDA approval of three new alogliptin-related products in January 2013 and a $5.0 million milestone from Menarini upon the launch of Priligy in France in March 2013. Royalty revenue of $6.4 million for the first quarter of 2014 related to the sale of Nesina and related combination products in Japan and the United States, and of Priligy in various countries outside the United States. The decrease in royalty revenue from the first quarter of 2013 related to lower net sales of Nesina in Japan for the three-month period ended March 31, 2014, in addition to a negative impact from the Yen/Dollar exchange rate.

Expenses. Research and development, or R&D, expenses decreased $11.1 million to $14.3 million in the first quarter of 2014 from the first quarter of 2013. The decrease in R&D expense was due primarily to the completion of the efficacy analyses for both eluxadoline Phase III studies in late January 2014.

The following table sets forth amounts from our consolidated statements of operations for R&D expenses along with the dollar amount of the changes for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2014.

	Three Months Ended March 31,
(in thousands)	2013	2014	$ Inc (Dec)
R&D expense by project:
Eluxadoline (MuDelta)	$24,598	$13,149	$(11,449)
JNJ-Q2	6	6	—
Other R&D expense	759	1,124	365

Total R&D expense	$25,363	$14,279	$(11,084)

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

Our forecasted total research and development expenses are expected to run between $21.0 million and $26.0 million for the remainder of 2014, comprised almost entirely of Phase III study costs, manufacturing costs, preparatory work in anticipation of the NDA submission for eluxadoline and a $10.0 million regulatory milestone to Janssen due upon acceptance of the NDA filing by the FDA.

Selling, general and administrative, or SG&A expenses, decreased $0.3 million to $3.6 million in the first quarter of 2014 from the first quarter of 2013. The decrease in SG&A expenses was due primarily to decreases in non-cash stock compensation expense of $1.0 million related to employee and consultant options, including the mark-to-market adjustment for non-vested consultant options, partially offset by additional restricted stock awards issued to employees and directors during 2013 and the first quarter of 2014.

Interest expense increased $0.5 million to $1.6 million in the first quarter of 2014 from the first quarter of 2013. The increase in interest expense was due to increased borrowings under the second amended loan agreement with Midcap Funding and Silicon Valley Bank in September 2013, in addition to a new $15.0 million loan with a related party as of September 2013.

Results of Operations. Net loss of $13.1 million in the first quarter of 2014 represents an approximate $22.0 million change from net income of $9.0 million in the first quarter of 2013. This change in our operating results resulted primarily from the $32.9 million decrease in revenue offset by the $11.1 million decrease in R&D expense, as described above.

Liquidity and Capital Resources

As of March 31, 2014, we had $22.9 million of cash and cash equivalents. In addition, we had $6.4 million of accounts receivable, $11.7 million of accounts payable and accrued expenses and $15.3 million of short-term debt. The primary source of our current cash and cash equivalents has been from upfront, milestone and royalty payments received and proceeds from our credit facility and related party loan described below.

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

On September 30, 2013, we entered into a loan agreement with Fredric N. Eshelman, the Company’s chairman of the board and then a 27.5% stockholder. This $15.0 million borrowing bears interest at a fixed rate of 9.00%. Interest accrues daily and is payable on the first day of the following month, in arrears. This loan becomes due and payable on the earlier of January 1, 2019 or 91 days after the Midcap Funding LLC / Silicon Valley Bank loan has been paid in full. Principal payments of $166,667 on the Eshelman Loan Agreement begin on October 1, 2014, and continue on a monthly basis thereafter through and including the maturity date.

We have incurred losses and negative cash flows from operations since the spin-off and expect to continue to incur operating losses until revenues from all sources reach a level sufficient to support our on-going operations. As previously publicly disclosed, in April 2014 we entered into a definitive agreement to be acquired by Forest Labs, which we expect, subject to various closing conditions, should close in the second or third quarter of 2014. This agreement contains covenants restricting our business operations prior to closing or the agreement’s termination, including limitations on our ability to raise additional capital other than up to $25.0 million of additional debt, which could constrain our liquidity. The remainder of this liquidity disclosure primarily addresses our liquidity as an independent entity. We believe our existing cash balance and anticipated revenue from our collaborators for marketed products are sufficient to fund ongoing essential operations into 2015. However, if we choose to advance eluxadoline through the FDA registration process, which would trigger a $10.0 million milestone payment to Janssen upon acceptance of the NDA filing by the FDA, and prepare to commercialize eluxadoline without a partner, we would need to raise additional capital through the issuance of debt, equity or other financing alternatives before the fourth quarter of 2014.

Our liquidity over the next 12 months could be materially affected by, among other things: our ability to raise additional funds through debt, equity, or other financing alternatives; costs related to our development and potential commercialization efforts; regulatory approval and commercialization of our compound candidates, which could affect selling, general and administrative expenses, milestone and royalty receipts; changes in regulatory compliance requirements; reliance on existing collaborators and potential need to enter into additional collaborative arrangements; or other factors described under the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Depending upon the success and timing of potential new collaborations or commercialization efforts and receipt of various milestone payments and royalties, it might be necessary to do one or more of the following in the next 12 months: (a) raise additional capital through equity or debt financings or from other sources; (b) reduce spending on research and development and/or commercialization of eluxadoline; or (c) restructure the Company's operations.

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

For the three-month period ended March 31, 2014, net cash used in our operating activities was $9.2 million compared to net cash provided by operating activities of $9.5 million for the same period in 2013. The transition to net cash used in operating activities relates primarily to the decreased revenue associated with milestone and royalty payments from our collaborators, partially offset by the decrease in research and development expenditures previously described.

There were no significant investing activities for the three-month periods ended March 31, 2014 and 2013, respectively.

For the three-month period ended March 31, 2014 and 2013, our financing activities provided $2.9 million and $1.2 million in cash from the issuance of common stock related to stock option exercises during the period.

Contractual Obligations

In connection with the termination of the Merger Agreement under specified circumstances, including with respect to the Company’s entry into an agreement with respect to a superior proposal and the board of directors of the Company changing its recommendation that stockholders vote in favor of the Merger Agreement, the Company is required to pay to Parent a termination fee equal to $41.0 million. In addition, in the event that the Merger Agreement is terminated under specified circumstances during the pendency of a publicly disclosed third-party proposal to acquire the Company, the Company is required to reimburse Parent for Parent’s fees and expenses incurred in connection with the Merger Agreement up to an aggregate amount of $3.0 million, and, if the Company enters into an agreement for a third party to acquire the Company within 12 months of such termination, to pay to Parent the balance of the $41.0 million termination fee less any such reimbursed expenses. Other than the potential fees related to the Merger Agreement, there have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Critical Accounting Policies and the Use of Estimates

There have been no significant changes to our critical accounting policies or the use of estimates described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.          Legal Proceedings

On May 1, 2014, a putative shareholder class action lawsuit relating to the merger was filed against us, our board of directors, Royal Empress, Inc. and Forest Laboratories, Inc. in the Court of Chancery of the State of Delaware, styled Steven Kollman, Individually and On Behalf of All Others Similarly Situated v. Furiex Pharmaceuticals, Inc. et al., Transaction ID 55377253, Case No. 9599, alleging that members of our board of directors breached their fiduciary duties in connection with the transaction and that Furiex and Forest Laboratories aided and abetted the alleged breaches of fiduciary duties.  On May 2, 2014, a second putative shareholder class action lawsuit relating to the merger was filed against us, our board of directors, Royal Empress, Inc. and Forest Laboratories, Inc. in the Court of Chancery of the State of Delaware, styled Donald Powell, On Behalf of himself and All Others Similarly Situated v. Furiex Pharmaceuticals, Inc. et al., Transaction ID 55382992, Case No. 9603, alleging that members of our board of directors breached their fiduciary duties in connection with the transaction and that Furiex, Forest Laboratories and their merger sub Royal Empress, Inc. aided and abetted the alleged breaches of fiduciary duties.  Both complaints seek class certification, injunctive relief to prevent closing of the proposed transaction, unspecified damages, attorneys’ fees, experts’ fees, and other costs.

Additional similar lawsuits might be filed.  The Company and its board of directors believe that both of these lawsuits are without merit and intend to vigorously defend against the claims asserted therein, but we are unable to predict the outcome or reasonably estimate a range of possible loss at this early stage of the proceedings.

Item 6.          Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURIEX PHARMACEUTICALS, INC.

Date: May 9, 2014	By:	/ s / June S. Almenoff
	Name:	June S. Almenoff
	Title:	President and Chief Medical Officer
(Principal Executive Officer)

	By:	/ s / Sailash I. Patel
	Name:	Sailash I. Patel
	Title:	Chief Financial Officer and Vice President Strategic Development
(Principal Financial Officer)